Form 10-Q
period 1995-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1995-05-12
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ----------------------------
                                   FORM 10-Q
                         ----------------------------

(Mark One)

[ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1995.

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
         For the transition period from           to           .
                                       ----------    ----------

Commission file number 0-15571

               CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP
             (Exact name or registrant as specified in its charter)

         North Carolina                                  56-1494619
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

                        Suite 210, 4112 Blue Ridge Road
                         Raleigh, North Carolina  27612
                    (Address of principal executive office)
                                   (Zip Code)

                                 (919) 781-1700
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     -------        -------

                    The Exhibit Index is located on Page 10.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

a)       Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                                            Quarter Ended
                                                               March 31

                                                        1995                 1994
                                                   ---------             ---------
Interest income                                    $     198             $     309
Other income                                          35,664                 1,748
                                                   ---------             ---------
   Total income                                       35,862                 2,057

General and administrative expenses                   11,096                10,325
                                                   ---------             ---------

NET INCOME (LOSS)                                  $  24,766             $  (8,268)
                                                   =========             =========

Allocation of net income (loss) to:
   General Partner                                 $     248             $    -0-
   Limited Partner                                    24,518               ( 8,268)
                                                   ---------             ---------
                                                   $  24,766               ( 8,268)
                                                   =========             =========

Net income (loss) per limited
  partnership unit
  (based on 5,900 weighted
  average limited partnership units
  outstanding)                                     $    4.16            $    (1.40)
                                                   =========            ==========


See notes to unaudited financial statements.

b)       Balance Sheets

                                 BALANCE SHEETS

                                           March 31         December 31
                                           1995             1994
                                           (Unaudited)
ASSETS
  Cash                                     $      284       $      812
  Short-term investment                        52,451            3,253
                                           ----------       ----------
         CASH AND CASH EQUIVALENTS             52,735            4,065


  Land held for investment--Note B          4,822,183        4,822,183
  Other assets                                  2,353              103
                                           ----------       ----------
         TOTAL ASSETS                      $4,877,271       $4,826,351
                                           ==========       ==========



LIABILITIES AND PARTNERS' EQUITY

  Trade accounts payable and other
    accrued liabilities                    $  12,304        $    5,486
  Note payable to General
    Partner -- Note C                         19,336               -0-
                                           ---------        ----------
  TOTAL LIABILITIES                           31,640             5,486

PARTNERS' EQUITY

  General partner's equity                       248               -0-
  Limited partners' equity; 5900
         units authorized, issued,
         and outstanding                   4,845,383         4,820,865
                                           ---------        ----------

  TOTAL LIABILITIES
    AND PARTNERS' EQUITY                   $4,877,271       $4,826,351
                                           ==========       ==========


See notes to unaudited financial statements.

c)       Statements of Changes in Partners' Capital

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                               Limited              General         Limited
                              Partnership           Partner's       Partners'
                                Units               Equity          Equity       Total
                               -------             ---------        ----------   ----------
Balance at
  January 1, 1995                5,900             $     -0-        $4,820,865   $4,820,865

Net income for the
  quarter ended
  March 31, 1995                                         248            24,518       24,766
                               -------             ---------        ----------   ----------

BALANCE AT
  MARCH 31, 1995                 5,900             $     248        $4,845,383   $4,845,631
                               =======             =========        ==========   ==========

Balance at
  January 1, 1994                5,900             $     -0-        $4,853,618   $4,853,618

Net loss for the
  quarter ended
  March 31, 1994                                                        (8,268)      (8,268)
                               -------             ---------        -----------  -----------

BALANCE AT
  MARCH 31, 1994                 5,900             $     -0-        $4,845,350   $4,845,350
                               =======             =========        ==========   ==========


See notes to unaudited financial statements.

d)       Statements of Changes in Financial Position

                      STATEMENTS OF CASH FLOW (Unaudited)

                                                                       Quarter Ended
                                                                          March 31
                                                            ----------------------------------
                                                                 1995                    1994
                                                            ---------                ---------
OPERATING ACTIVITIES

Net income (loss)                                           $  24,766                $  (8,268)
Increase in other assets                                       (2,250)                  (2,250)
Increase (decrease) in trade accounts
   payable                                                      6,818                   (5,216)
                                                            ---------                ---------
         NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                                  29,334                  (15,734)

FINANCING ACTIVITIES

Loan from General Partner                                      55,000                      -0-
Repayment of loan from General
  Partner                                                     (35,664)                     -0-
                                                            ---------                ---------

     NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                                      19,336                      -0-
                                                            ---------                ---------

     INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                          48,670                  (15,734)


Cash and cash equivalents at
  beginning of period                                           4,065                   56,607
                                                            ---------                ---------

         CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                                   $  52,735                $  40,873
                                                            =========                =========



SUPPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter for interest was $0 in 1995 and 1994.

See notes to unaudited financial statements.

e)       Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1995

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 1995 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS

In July, 1986, the Registrant purchased for $1,223,175 an undeveloped 16.3 acre parcel of land in Cary, North Carolina, known as the Wellington Parcel, from Wellington Park Associates ("WPA"), an affiliate of the General Partner. The land is carried at the lower of (i) contract cost plus capitalized purchase and closing costs or (ii) net realizable value. The Registrant may, at its option, require WPA to repurchase the Wellington Parcel for approximately $3,669,000 (the "Put Option"). The contract provides that WPA will share with the Registrant in any profits resulting from the sale of the Wellington Parcel. More than 87.5% of the profits will be retained by the Registrant if the Wellington Parcel is sold to a third party other than by exercise of the Put Option by the Registrant. If the Put Option is exercised, the Registrant will retain only 50% of the profit from sale of the Wellington Parcel.

In June, 1986 the Registrant purchased for approximately $3,080,200 an undeveloped 26.7 acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. The land is carried at the lower of (i) contract cost plus capitalized purchase and closing costs or (ii) net realizable value.

NOTE C - NOTE PAYABLE TO GENERAL PARTNER

On February 2, 1995 the Registrant borrowed $55,000 from its General Partner. The note is payable upon the sale of any of the Registrant's properties or other sources of funds that become available, but in no case later than June 1, 1996. The note bears interest at the rate of prime plus 1%, which is payable quarterly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Registrant's operations resulted in a net income of $24,766 during the quarter ended March 31, 1995, compared to a net loss of $8,268 during the same period of 1994. The primary differences between 1995 and 1994 were:

1. In 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664. Income from the sale of timber was $1,648 in 1994 when the trees were thinned on the Martin East parcel.

2. Expenses in 1995 include interest expense of $756 on a new note (see below) and the cost of appraisals for the Registrant's properties.

         The Registrant has sufficient funds for its present needs. The Registrant maintains its excess funds in a money market account at Triangle East Bank. The General Partner believes this account is an appropriate investment of the Registrant's funds. Until either of the properties is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

         On February 2, 1995 the Registrant borrowed $55,000 from the General Partner to replenish its cash balance which had been depleted by operating expenses. The note is payable upon the sale of the Registrant's properties or other sources of funds but must be paid no later than June 1, 1996. The note bears interest at prime plus one percent. Interest is payable quarterly.

         In February and March 1995, the Registrant had timber removed from its properties. The General Partner anticipates that the timber sale will generate more than $50,000, which will be used to repay all or a portion of the loan from the General Partner and/or fund future operating expenses. As of May 5, 1995, $35,664 had been collected from the timber sale and repaid against the loan.

         The Registrant has entered an Agreement for the Purchase and Sale of Real Estate (the "Agreement") regarding the Registrant's Wellington Parcel. If this Agreement closes the Registrant's liquidity and financial condition will substantially improve.

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)     27       Financial Data Schedule (for SEC use only)

         (b) Report on Form 8-K dated April 20, 1995 reporting Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAROLINA INVESTMENT PARTNERS
                                            LIMITED PARTNERSHIP (Registrant)


                                            BY:  WALSMITH ASSOCIATES TWO,
                                                 General Partner



                                            /s/ Alton L. Smith, III
                                            -----------------------------------
                                            Alton L. Smith, III, General Partner


Date:    May 8, 1995.

                               INDEX TO EXHIBITS


S-K Reference
and Exhibit                                                                  Sequential
Number                                     Description                       Page Number
- --------------                             -----------                       -----------
28.1                      Offer to Purchase and Contract for                 The Quarterly
                          the Sale and Purchase of Real                      Report on Form
                          Estate dated as of January 24, 1986,               10-Q for the
                          between Wellington Park Associates                 Quarter ended
                          and the Registrant                                 June 30, 1989.
                                                                             Page 12.

28.2                      Amendment to Offer to Purchase and                 Annual Report
                          Contract for Sale of Real Estate                   on Form 10-K
                          dated as of February 1, 1990                       for the Year
                          between the Registrant and                         ended December
                          Wellington Park Associates                         31, 1989.  Page
                                                                             28.

28.3                      Agreement for the Purchase and                     Current Report
                          Sale of Real Estate                                Form 8-K dated
                                                                             April 20, 1995,
                                                                             Page 4.

27                        Financial Data Schedule (for SEC use only)