Form 10-Q
period 1995-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1995-08-11
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      -----------------------------------

                                   FORM 10-Q

                      -----------------------------------

(Mark One)

[ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995.

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

Yes     X        No
   ----------       ---------

                                        The Exhibit Index is located on Page 10.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

a)       Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                     Three Months Ended           Six Months Ended
                                          June 30                     June 30

                                    1995           1994         1995         1994
                                    ----           ----         ----         ----


Interest income                  $    339      $      198    $     537     $      507
Other income                          100             225       35,764          1,974
                                 --------      ----------    ---------     ----------
   Total                              439             423       36,301          2,481

General and
administrative
expenses                           12,653           9,736       23,749         20,061
                                 --------      ----------    ---------     ----------


NET INCOME
(LOSS)                           $(12,214)     $   (9,313)   $  12,552     $  (17,580)
                                 ========      ==========    =========     ==========

Allocation of net
income (loss) to:
General Partner                  $   (122)             -0-   $     126     $       -0-
Limited Partners                  (12,092)         (9,313)      12,426        (17,580)
                                 --------      ----------    ---------     ----------

                                 $(12,214)     $   (9,313)   $  12,552     $  (17,580)
                                 ========      ==========    =========     ==========

Net income (loss)
per limited partner-
ship unit (based on
5,900 weighted
average limited
partnership units
outstanding)                     $  (2.05)     $    (1.58)   $    2.11     $    (2.98)
                                 ========      ==========    =========     ==========





See notes to unaudited financial statements.

b)       Balance Sheets

                                 BALANCE SHEETS

                                                  June 30         December 31
                                                   1995              1994
                                                (Unaudited)
ASSETS
  Cash                                          $      232        $      812
  Short-term investment                             37,789             3,253
                                                ----------        ----------
         CASH AND CASH EQUIVALENTS                  38,021             4,065


Land held for investment--Note B                 4,822,183         4,822,183
Other assets                                         1,603               103
                                                ----------        ----------
         TOTAL ASSETS                           $4,861,807        $4,826,351
                                                ==========        ==========




LIABILITIES AND PARTNERS' EQUITY

  Trade accounts payable and other
   accrued liabilities                          $    9,054        $    5,486
  Note payable to General Partner
   -- Note C                                    $   19,336        $      -0-
                                                ----------        ----------
  TOTAL LIABILITIES                                 28,390             5,486

PARTNERS' EQUITY

  General partner's equity                             126               -0-
  Limited partners' equity; 5900
   units authorized, issued,
   and outstanding                               4,833,291         4,820,865
                                                ----------        ----------
  TOTAL LIABILITIES
   AND PARTNERS' EQUITY                         $4,861,807        $4,826,351
                                                ==========        ==========




See notes to unaudited financial statements.

c)       Statements of Changes in Partners' Capital

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                                     Limited       General     Limited
                                   Partnership    Partner's    Partners'
                                      Units        Equity       Equity        Total
                                  ------------    ---------    --------      -------
Balance at
  January 1, 1995
                                      5,900      $     -0-     $4,820,865   $4,820,865
Net income for the
  six months ended
  June 30, 1995
                                                       126         12,426       12,552
                                    -------      ---------     ----------   ----------
BALANCE AT
  JUNE 30, 1995                       5,900      $     126     $4,833,291   $4,833,417
                                    =======      =========     ==========   ==========
Balance at
  January 1, 1994                     5,900      $     -0-     $4,853,618   $4,853,618

Net loss for the
  six months ended
  June 30, 1994                                        -0-        (17,580)     (17,580)
                                    -------      ---------     ----------   ----------
BALANCE AT
  JUNE 30, 1994                       5,900      $     -0-     $4,836,038   $4,836,038
                                    =======      =========     ==========   ==========


See notes to unaudited financial statements.

d)       Statements of Changes in Financial Position

                      STATEMENTS OF CASH FLOW (Unaudited)

                                                      Six Months Ended
                                                          June 30
                                                 ------------------------
                                                    1995           1994
                                                    ----           ----
OPERATING ACTIVITIES

Net income (loss)                                $  12,552      $ (17,580)
Increase in other assets                            (1,500)        (1,500)
Increase (decrease) in trade accounts
   payable                                           3,568        (14,828)
                                                 ---------      ---------
         NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                       14,620        (33,908)

FINANCING ACTIVITIES

Loan from General Partner                           55,000            -0-
Repayment of loan from General
 Partner                                           (35,664)           -0-
                                                 ---------      ---------

         NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                       19,336            -0-
                                                 ---------      ---------

         INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                           33,956        (33,908)

Cash and cash equivalents at
 beginning of period                                 4,065         56,607
                                                 ---------      ---------
         CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                        $  38,021      $  22,699
                                                 =========      =========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the six months ended
June 30 was $756 in 1995 and -0- in 1994.

See notes to unaudited financial statements.

e)       Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 June 30, 1995

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying June 30, 1995 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

         Significant changes affecting a comparison of operations for the quarter ended and the six months ended June 30, 1995 to the same periods of 1994 include the following:

1. In the first quarter of 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664. Income from the sale of timber was $1,648 in the first quarter of 1994 when trees were thinned on the Martin East parcel.

2. Expenses in 1995 include interest expense on a new note (see below), the cost of appraisals for the Registrant's properties, and legal, printing, and mailing costs relating to the contract to sell the Wellington Parcel (see below) and a related 8-K filing with the SEC.

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

         In February and March 1995, the Registrant had timber removed from its properties generating income of $35,664, which was repaid against the loan from the General Partner.

         The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks"), and ADA Corporation of North Carolina ("ADA") have executed an agreement for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The purchase price for the land to be received by the Registrant is $5.25 per net square foot. The Registrant believes the Wellington Parcel is approximately 16.3 acres, which would yield a sales price of $3,727,647. Square footage is to be verified by survey. The closing for the sale of the property is to occur on October 31, 1995. The Purchase Agreement contains a number of conditions to closing which must be satisfied prior to closing. Consequently, there can be no assurance this Agreement will result in a closing.

                                                                    Page 9 of 10
                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)     27    Financial Data Schedule (for SEC use only)

         (b) Report on 8-K dated April 20, 1995 reporting Item 2, Acquisition or Disposition of Assets.




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

                                        CAROLINA INVESTMENT PARTNERS
                                        LIMITED PARTNERSHIP (Registrant)


                                        BY:  WALSMITH ASSOCIATES TWO,
                                             General Partner



                                        Alton L. Smith
                                        ------------------------------------
                                        Alton L. Smith, III, General Partner


Date:    August 1, 1995.

                               INDEX TO EXHIBITS


S-K Reference
and Exhibit                                                              Sequential
Number                                 Description                       Page Number
- --------------                         -----------                       -----------
27                        Financial Data Schedule (for SEC use
                          only)

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