Form 10-Q
period 1995-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1995-11-13
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      -----------------------------------

                                   FORM 10-Q

                      -----------------------------------

(Mark One)

[ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995.

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934
         For the transition period from            to           .
                                        -----------   ----------

Commission file number 0-15571

               CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP
             (Exact name or registrant as specified in its charter)

         North Carolina                                         56-1494619
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        Suite 210, 4112 Blue Ridge Road
                         Raleigh, North Carolina  27612
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

Yes     X        No
   ----------       ----------
                                        The Exhibit Index is located on Page 10.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

a)       Income Statement

                      STATEMENTS OF INCOME (Unaudited)

                        Three Months Ended         Nine Months Ended
                           September 30               September 30
                        1995         1994          1995         1994
                        ----         ----          ----         ----
Interest income     $     273    $    131       $     809   $      638
Other income               25         -0-          35,789        1,973
                    ---------    --------       ---------   ----------
   Total                  298         131          36,598        2,611

General and
administrative
expenses              (11,600)     (7,831)        (35,349)     (27,892)
                    ---------    --------       ---------   ----------
NET INCOME
(LOSS)              $ (11,302)   $ (7,700)      $   1,249   $  (25,281)
                    =========    ========       =========   ==========

Allocation of net
income (loss) to:
General Partner     $    (114)   $    -0-       $      12   $      -0-
Limited Partners      (11,188)     (7,700)          1,237      (25,281)
                    ---------    --------       ---------   ----------

                    $ (11,302)   $ (7,700)      $   1,249   $  (25,281)
                    =========    ========       =========   ==========

Net income (loss)
per limited partner-
ship unit (based on
5,900 weighted
average limited
partnership units
outstanding)        $   (1.90)  $   (1.31)    $       .21   $    (4.28)
                    =========    ========       =========   ==========



See notes to unaudited financial statements.

b)       Balance Sheets

                                  BALANCE SHEETS

                                                   September 30     December 31
                                                      1995             1994
                                                   (Unaudited)
ASSETS
  Cash                                             $      235       $      812
  Short-term investment                                34,562            3,253
                                                   ----------       ----------
         CASH AND CASH EQUIVALENTS                     34,797            4,065


Land held for investment--Note B                    4,822,183        4,822,183
Other assets                                              853              103
                                                   ----------       ----------
         TOTAL ASSETS                              $4,857,833       $4,826,351
                                                   ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

  Trade accounts payable and other
   accrued liabilities                             $   19,383       $    5,486
  Note payable to General Partner
   -- Note C                                       $   16,336       $      -0-
                                                   ----------       ----------
  TOTAL LIABILITIES                                    35,719            5,486

PARTNERS' EQUITY

  General partner's equity                                 12              -0-
  Limited partners' equity; 5900
   units authorized, issued,
   and outstanding                                  4,822,102        4,820,865
                                                   ----------       ----------
  TOTAL LIABILITIES
   AND PARTNERS' EQUITY                            $4,857,833       $4,826,351
                                                   ==========       ==========


See notes to unaudited financial statements.

c)       Statements of Changes in Partners' Capital

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                                     Limited          General         Limited
                                   Partnership       Partner's       Partners'
                                     Units            Equity          Equity       Total
                                   ----------        ---------       --------     -------
Balance at
 January 1, 1995                     5,900         $     -0-       $4,820,865   $4,820,865

Net income for the
 nine months ended
 September 30, 1995                                       12            1,237        1,249
                                     -----         ---------       ----------   ----------

BALANCE AT
 SEPTEMBER 30, 1995                  5,900         $      12       $4,822,102   $4,822,114
                                     =====         =========       ==========   ==========


Balance at
 January 1, 1994                     5,900         $     -0-       $4,853,618   $4,853,618

Net loss for the
 nine months ended
 September 30, 1994                                      -0-          (25,281)     (25,281)
                                     -----         ---------       ----------   ----------
BALANCE AT
 SEPTEMBER 30, 1994                  5,900         $     -0-       $4,828,337   $4,828,337
                                     =====         =========       ==========   ==========


See notes to unaudited financial statements.

d)       Statements of Changes in Financial Position

                     STATEMENTS OF CASH FLOW (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30
                                                             -------------------------------
                                                             1995                       1994
                                                             ----                       ----
OPERATING ACTIVITIES

Net income (loss)                                           $  1,249                 $ (25,281)
Increase in other assets                                        (750)                     (750)
Increase (decrease) in trade accounts
   payable                                                    13,897                    (9,515)
                                                            --------                 ---------

         NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                                 14,396                   (35,546)

FINANCING ACTIVITIES

Loan from General Partner                                     55,000                       -0-
Repayment of loan from General
 Partner                                                     (38,664)                      -0-
                                                            --------                 ---------

         NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                                 16,336                       -0-
                                                            --------                 ---------

         INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                     30,732                   (35,546)

Cash and cash equivalents at
 beginning of period                                           4,065                    56,607
                                                            --------                 ---------

         CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                                   $ 34,797                 $  21,061
                                                            ========                 =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the nine months ended
September 30 was $1,106 in 1995 and -0- in 1994.

See notes to unaudited financial statements.

e)       Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1995

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying September 30, 1995 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

         Significant changes affecting a comparison of operations for the quarter ended and the nine months ended September 30, 1995 to the same periods of 1994 include the following:

1. In the first quarter of 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664. Income from the sale of timber was $1,648 in the first quarter of 1994 when trees were thinned on the Martin East parcel.

2.       Expenses in 1995 include:

         o       interest expense on a new note (see below),

         o       the cost of appraisals for the Registrant's properties,

         o costs of filing the Registrant's reports with the SEC electronically (which is now required), and

         o legal, printing, and mailing costs relating to the contract to sell the Wellington Parcel (see below) and a related 8-K filing with the SEC.

         The Registrant has sufficient funds for its present needs through May 1996. On June 1, 1996 a note payment will be due for which the Registrant will not have funds available unless there is additional financing obtained or properties are sold and closed. The Registrant maintains its excess funds in a money market account at Triangle East Bank. The General Partner believes this account is an appropriate investment of the Registrant's funds. Until either of the properties is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

         The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks"), and ADA Corporation of North Carolina ("ADA") have executed an agreement for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The agreement was amended on August 9, 1995. The purchase price for the land to be received by the Registrant is $5.25 per net square foot. The Registrant believes the Wellington Parcel is approximately
16.3 acres, which would yield a sales price of $3,727,647. Square footage is to be verified by survey. Closing for the sale of the property is to occur on February 9, 1996, with possible extensions to April 9, 1996. The Purchase Agreement and the Amendment contain a number of conditions to closing which must be satisfied prior to closing. Consequently, there can be no assurance this Agreement will result in a closing.


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a) Agreement for the Purchase and Sale of Real Estate dated April 20, 1995 between the Registrant, Churchill & Banks, Ltd., and ADA Corporation of North Carolina.

                 First Amendment to the Agreement for the Purchase and Sale of Real Estate dated August 9, 1995 between the Registrant, Churchill & Banks, Ltd., and ADA Corporation of North Carolina.

                 Exhibit  27 - Financial Data Schedule (for SEC use only)

         (b) Report on 8-K dated August 9, 1995 reporting Item 2, Acquisition or Disposition of Assets.




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

                                        CAROLINA INVESTMENT PARTNERS
                                        LIMITED PARTNERSHIP (Registrant)


                                        BY:  WALSMITH ASSOCIATES TWO,
                                                 General Partner



                                        /s/ Donald F. Walston
                                        ----------------------------------
                                        Donald F. Walston, General Partner


Date:    November 9, 1995.

                               INDEX TO EXHIBITS


S-K Reference
and Exhibit                                                                  Sequential
Number                                     Description                       Page Number
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
                                                                             Page 28.

28.3                      Agreement for the Purchase and Sale                Form 8-K dated
                          of Real Estate dated as of April 20,               April 20, 1995.
                          1995 between the Registrant, Churchill             Page 5.
                          & Banks, Ltd., and ADA Corporation of
                          North Carolina

28.4                      First Amendment to the Agreement for               Form 8-K dated
                          the Purchase and Sale of Real Estate               August 9, 1995.
                          dated August 9, 1995 between the                   Page 4.
                          Registrant, Churchill & Banks, Ltd.,
                          and ADA Corporation of North Carolina