Form 10-K405
period 1995-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1996-03-27
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transaction period from         to
                                              -------    --------
                         Commission File Number 0-15571

               CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                               56-1494619
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

         4112 Blue Ridge Road, Suite 210
         Raleigh, North Carolina                      27612
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (919) 781-1700
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:  5,900
Units of Limited Partnership Interests.                      -----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No     .
                                              -----    -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         Market Value of 5,900 Units held by nonaffiliates as of March 21, 1996 was $5,900,000 (based upon offering price of $1,000 per Unit).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         5,900 Units outstanding as of March 21, 1996
         --------------------------------------------

The total number of pages contained in this document is 28 pages.

                                     PART I

Item 1.  Business.

         Carolina Investment Partners, Limited Partnership (the "Registrant") is a limited partnership organized in 1985 under the North Carolina Uniform Limited Partnership Act. The Registrant was formed for the purpose of investing in certain unimproved real properties located in Cary, North Carolina. The Registrant acquired these properties, commonly known as the Martin Parcel and the Wellington Parcel, in 1986. See "Properties." The Registrant has the option to develop the Martin Parcel for office and institutional uses or hold it for resale. Its only option for the Wellington Parcel is to hold it for resale. At this time the Registrant is not developing the Martin Parcel and is attempting to resell it. However, the Registrant will consider its options with respect to development of the Martin Parcel and may formulate a plan for development of the Martin Parcel.

         Development of real property in the Research Triangle Area is highly competitive. Factors which affect competition include price, financing terms, economics, location, social and demographic conditions in the surrounding areas, roads, sewers, utilities and other items of infrastructure, zoning and similar governmental regulations which affect the cost of development and the uses of the property. Many of these factors are beyond the control of the Registrant. These competitive conditions may affect the Registrant's ability to locate purchasers for, or develop, the properties at prices acceptable to the Registrant. The Registrant believes, however, that the proximity of the properties to the full access highway interchange and overpass which connects the Cary Parkway and U.S. Highway 1 and 64 (the "Interchange") enhances their marketability and minimizes the effects of competition. Competitive factors relating to each property are discussed in greater detail under "Properties".

Item 2.  Properties.

         The Martin Parcel and the Wellington Parcel are located in the southern portion of Cary, North Carolina, a rapidly expanding community to the immediate southwest of Raleigh, North Carolina. Cary is part of a region in central North Carolina known as the Research Triangle area which includes Raleigh, Durham, Chapel Hill and the Research Triangle Park. Both properties are located near the residential single family subdivisions known as Ridgepath, Wellington Park, MacGregor Downs, Lochmere, Kildaire Farms, Wimbledon, and McDonald Woods. The map below shows the locations of the Registrant's properties in Cary.


                                    [MAP]

         The Martin Parcel contains approximately 25.1 acres of unimproved land which is divided into two tracts by the Cary Parkway. The tract lying to the west of the Cary Parkway contains 15.76 acres of land, while the tract lying to the east of the Cary Parkway contains 9.34 acres of land. The Martin Parcel is located immediately to the north of the Interchange.

         The Wellington Parcel consists of approximately 16.3 acres of unimproved land located approximately one-half mile south of the Interchange and adjacent to the Cary Parkway and Tryon Road. The Wellington Parcel is part of a 216- acre planned unit development ("PUD") known as Wellington Park.

         Construction of the residential portions of the Wellington Park PUD began in June of 1986. Five residential neighborhoods containing 250 lots have been developed and sold. The primary infrastructure and recreation facilities are complete. Additional residential units are under construction. A nursing home has been built on a parcel of the PUD.

         The Wellington Parcel is bordered to the south by Tryon Road, to the east by Wellingborough Drive, to the north by Parkton Drive, and to the west by the Cary Parkway. Tryon Road has been widened to a 100 foot right-of-way fronting on the Wellington Parcel. The Cary Parkway was expanded to four lanes in 1992 and various extensions of the Cary Parkway have lead to an increase in traffic at the site.

         The purchase contract between the seller of the Wellington Parcel (the "Wellington Seller") and the Registrant includes a put option which permits the Registrant, at its option, to require the Wellington Seller to repurchase the Wellington Parcel for approximately $3,669,000 on or after July 18, 1989. The contract also provides that the Wellington Seller will share evenly with the Registrant in any profits resulting from the sale of the Wellington Parcel. However, this equity sharing arrangement was amended during 1990 to increase to more than 87.5% the percentage of profits to be retained by the Registrant if the Wellington Parcel is sold to a third party other than by exercise of the put option by the Registrant. If the put option is exercised, the Registrant will retain only 50% of the profit from sale of the Wellington Parcel. See
Item 11 "Executive Compensation" for a more detailed discussion of the amount of appreciation to be paid to the Wellington Seller upon resale of the Wellington Parcel other than through exercise of the put option.

         Upon the sale of the Wellington Parcel or the Martin Parcel, the General Partner is entitled to a broker listing fee under some circumstances. See Item 11 "Executive Compensation." In addition to the broker listing fee, in the event the parcel is sold by a broker unaffiliated with the General Partner, the Registrant may pay such unaffiliated broker a 2.5% broker-reallowance fee.

Item 3.  Legal Proceedings.

         No material legal proceedings are pending against the Registrant or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 1995.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

                 (a) The Registrant has no common stock. There is no established public trading market for the Units.

                 (b) The Registrant had 977 Limited Partners holding 5,900 Units as of March 21, 1996. The number of Limited Partners was determined by the Partnership's records maintained by the General Partner.

                 (c) The Registrant has not paid cash dividends or made cash distributions since its formation and does not anticipate making cash distributions until either or both of its properties are sold. Until the Limited Partners have received distributions of cash from the Registrant of an aggregate amount equal to 100% of the Capital Contributions of the Limited Partners, plus an additional return equivalent to 10% per annum simple interest on their "Unreturned Capital Contributions", the Limited Partners will receive at least 99% of all distributions of cash, which will be distributed and allocated among them in the ratio which the number of Units owned by each of them bears to the total number of Units outstanding. Thereafter, the Registrant's distributions will be allocated 90% to the Limited Partners and 10% to the General Partner. "Unreturned Capital Contribution" means the Capital Contribution of a Limited Partner less any distributions of cash made by the Registrant to such Limited Partner.

Item 6.  Selected Financial Data.

Summary of             1995          1994      1993           1992        1991
Operations:            ----          ----      ----           ----        ----

Income           $   39,158    $    2,776   $    2,570  $    4,703  $   13,524

Expenses         $   41,455        35,529       40,735      36,343      34,432

Net Loss         $   (2,297)      (32,753)     (38,165)    (31,640)    (20,908)

Net Loss
per
limited
partnership
unit             $     (.39)   $    (5.55)  $    (6.47) $    (5.36) $    (3.54)

Selected
Balances:

Land held
for
Investment       $4,822,183    $4,822,183   $4,822,183  $4,822,183  $4,822,183

Total assets     $4,855,624     4,826,351    4,878,893   4,899,144   4,936,813

General
Partner's
equity                  -0-           -0-          -0-         -0-         -0-

Limited
Partners'
equity           $4,818,568     $4,820,865  $4,853,618  $4,891,783  $4,923,423


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Registrant's operations resulted in a net loss of $2,297 during 1995, compared to net losses of $32,753 in 1994 and $38,165 in 1993. The primary differences between 1995 and 1994 were:

1. In 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664. Income from the sale of timber was $1,648 in 1994 when trees were thinned on the Martin East parcel.

2.       Expenses in 1995 include:

         -       interest expense on a new note (see below),

         -       the cost of appraisals for the Registrant's properties,

         - costs of filing the Registrant's reports with the SEC electronically (which is now required),

         - legal, printing, and mailing costs relating to the contract to sell the Wellington Parcel (see below) and related 8-K filings with the SEC, and

         -       lower property taxes due to a property tax rate reduction.

Primary operating differences between 1995 and 1993 were:

1. There was no timber income in 1993, as compared to income of $35,664 in 1995.

2.       Expenses in 1995 include:

         -       interest expense on a new note (see below),

         -       the cost of appraisals for the Registrant's properties,

         - costs of filing the Registrant's reports with the SEC electronically (which is now required),

         - printing and mailing costs relating to the contract to sell the Wellington Parcel (see below) and related 8-K filings with the SEC,

         - lower property tax rates due to a property tax rate reduction, and

         -       lower legal and accounting fees.

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

         The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks"), and ADA Corporation of North Carolina ("ADA"), which is affiliated with the General Partner, have executed an agreement for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The agreement was amended on August 9, 1995. The purchase price for the land to be received by the Registrant is $5.25 per net square foot. The Registrant believes the Wellington Parcel is approximately
16.3 acres, which would yield a sales price of $3,727,647. Square footage is to be verified by survey. Closing for the sale of the property is to occur on April 23, 1996. The Purchase Agreement and the Amendment contain a number of conditions to closing which must be satisfied prior to closing. Consequently, although there are no indications as of March 21,1996 that the sale will not close as planned, there can be no assurance this Agreement will result in a closing.

         As of March 21, 1996, the Registrant has $19,554 in cash and short-term investments, which is insufficient to meet its needs during the next year. The General Partner anticipates the sale and closing of the Wellington Parcel (see discussion above) in April 1996. This sale, when closed, will provide the Registrant with funds which will be sufficient to meet its presently anticipated needs. The Registrant expects to retain approximately $300,000 from the Wellington sale for future operating needs and distribute the remainder to the partners in accordance with the Partnership Agreement. If the Wellington Parcel sale does not close, the Registrant may obtain additional financing to meet its present operating needs.

         The Registrant maintains its excess funds in a money market account at Triangle Bank. The General Partner believes this account is an appropriate investment of the Registrant's funds. Until either of the properties is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

Item 8.  Financial Statements and Supplementary Data.

         Registrant's financial statements are included elsewhere herein. See "List of Financial Statements."

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

         Effective January 11, 1994, the Registrants replaced Ernst & Young with Lynch & Howard, P.A. as the independent accountants engaged as the principal accountant to audit the Registrant's financial statements. The Registrant and Ernst & Young mutually agreed that termination of the relationship between the Registrant and Ernst & Young was in the best interest of the Registrant.

         The decision to change accountants was made by the General Partner of the Registrant.

         During the period from January 1, 1993 through January 11, 1994, there was no disagreement between the Registrant and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young, could have caused Ernst & Young to make a reference to the subject matter of the disagreement in connection with its report.

         No "reportable events" as defined in Items 304(a) (1) (v) of Regulation S-K occurred during the period from January 1, 1993 through January 11, 1994.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner. The General Partner is Walsmith Associates Two, a North Carolina general partnership. Except as expressly provided in the Partnership Agreement, the General Partner has the power to do any and all things necessary or incident to the conduct of the Registrant's business. The general partners of the General Partner are:

                                                            Business Experience During
                                                             Past Five Years, Family
                                                         Relationships and Directorships
NAME                        AGE                                in Public Companies
----                        ---                         ----------------------------------
Donald F. Walston           54             President since 1982, and founder of Howard Perry and Walston Realty, Inc., a residential real estate brokerage company located in the Research Triangle area of North Carolina.

Alton L. Smith, III         47             Since 1985, Mr. Smith has been President of Triangle Development Company of
                                           Raleigh, Inc., a real estate development company.  In addition, Mr. Smith is a principal owner, and Executive Vice President of Howard Perry & Walston
                                           Realty, Inc.  Mr. Smith is also an officer and director of Trademark
                                           Properties, Inc.  Mr. Smith is the brother of C. Stephen Smith.

C. Stephen Smith            46             From 1985 through June of 1987, Mr. Smith was affiliated with both Howard
                                           Perry & Walston Realty, Inc. and Triangle Development Company of Raleigh, Inc.
                                           Mr. Smith is now an independent commercial real estate broker.  Mr. Smith is the brother of Alton L. Smith, III.

         To the knowledge of the Registrant, no person is the beneficial owner of more than 590 units 10% of the outstanding Units.

         Wellington Park Associates, a North Carolina general partnership, is required to repurchase the Wellington parcel if the Registrant exercises its put option (See "Properties"). The three general partners of the General Partner of the Registrant, are all general partners of Wellington Park Associates. Accordingly, a conflict of interest exists between the general partners of the General Partner and the Registrant with respect to the put option. For that reason, the put option may only be exercised with the prior approval of the limited partners of the Registrant who own at least seventy-five (75%) percent of the outstanding Units of the Registrant.

Item 11. Executive Compensation.

         The Agreement of Limited Partnership of the Registrant (the "Partnership Agreement") governs the amount of compensation payable to Walsmith Associates, Two, the General Partner of the Registrant.

         Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee. This fee for 1995 was paid to the General Partner by the Registrant during the year ended December 31, 1995.

         If any portion of the Registrant's properties are developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon he cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 1995.

         The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. During the year ended December 31, 1995, the Registrant paid affiliates of the General Partner $2,671 for record keeping, securities law filings and other administrative services. No other amounts were paid for services during the year ended December 31, 1995 to the General Partner or any of its partners or employees.

         If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 1995.

         Until the limited partners receive distributions equal to at least their capital contributions, plus an additional return equal to 10% per annum simple interest on their unreturned capital contributions, the General Partner will receive one (1%) percent of all distributions. Thereafter, the General Partner will receive ten (10%) percent of distributions. The General Partner received no distributions during the year ended December 31, 1995.

         Upon the sale of the Martin Parcel and the Wellington Parcel, the General Partner will be paid a broker listing fee of two and one-half (2.5%) percent (with respect to the Martin Parcel) and two and one-half (2.5%) percent (with respect to the Wellington Parcel) of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a five (5%) percent broker-reallowance fee. No broker fees were paid by the Registrant during the year ended December 31, 1995.

         Under the terms of a put option as amended on February 1, 1990, the Registrant is required to pay to Wellington Park Associates (the "Wellington Seller"), an affiliate of the General Partner, a portion of the appreciation on any sale of the Wellington Parcel, including a sale pursuant to the Registrant's exercise of the put option. The Wellington Seller will receive fifty (50%) percent of the appreciation (which is the amount by which the gross sales price exceeds $1,223,175, the original cost to the Registrant of the Wellington Parcel) if the put option is exercised. Upon sale of the Wellington Parcel to an unaffiliated third party other than by exercise of the put option, the amount payable to the Wellington Seller will equal fifty (50%) percent of the appreciation reduced by the sum of the following: (a) for each year from March 6, 1990 to the sale date (with partial years prorated according to the number of days prior to closing of such sale), ten (10%) percent of the amount by which (i) the gross proceeds from sale of the Wellington Parcel, exceed (ii) fifty (50%) percent of the appreciation (the "Interest Factor"); plus (b) seventy-five (75%) percent of the amount the Wellington Seller will receive upon sale of the Wellington Parcel remaining after subtracting the Interest Factor.

The Interest Factor could result in reduction of the amount to be received by the Wellington Seller to zero, but cannot result in the Wellington Seller owing any payment to the Registrant. As the Wellington Parcel was not sold during the year ended December 31, 1995, the Registrant did not pay any amounts to the Wellington Seller during that year.

         Information abut comparative five-year return on investment in the Registrant compared to market indexes has not been included herein because there is no public market in Units of the Registrant. The limited partnership agreement of the Registrant places substantial restrictions on transfer of Units of the Registrant. Accordingly, the Registrant believes comparisons to indexes of publicly traded securities would not be meaningful disclosure for investors.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         (a) As of March 21, 1996, no person was known by the Registrant to beneficially own more than 5% of the Units. As of March 21, 1996, no general partner of the General Partner had beneficial ownership in any Units.

         (b) As a limited partnership, the Registrant has no officers and directors, although Alton L. Smith, III, a general partner of the General Partner, serves the Registrant in the role of its principal financial "officer". The General Partner has contributed $1,000 to the Registrant's capital account; however, this contribution is not treated as the equivalent of a Unit of limited partnership interest. The General Partner's contribution constitutes less than 1% of the total capital contributed to the Registrant. Messrs. Walston, Smith and Smith are general partners of the General Partner. Neither the General Partner nor Messrs. Walston, Smith or Smith beneficially own any Units of the limited partnership.

Item 13. Certain Relationships and Related Transactions.

         See Item 11 "Executive Compensation."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.

         (a)     The following documents are filed as part of this report:

                 (1)      List of Financial Statements:
                          See "List of Financial Statements."

                 (2) List of Financial Statement Schedules: All schedules are omitted as they are not applicable or the required information is shown in the financial statements or the notes thereto.

                 (3) Exhibits: Exhibit Index. All exhibits are incorporated by reference.

         (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 1995.

         (c) The following exhibits have been filed by the Registrant with the Securities and Exchange Commission under the Securities Exchange Act of

1934 (File Number 0-15571) and are incorporated herein by reference:

                                                                    Document from which
                 Description                                           Incorporated
                 -----------                                        -------------------
                 Amended Agreement of                               The Annual Report on
                 Limited Partnership                                Form 10-K for the year
                 of the Registrant                                  ended December 31, 1986,
                                                                    page 36.

                 Purchase Agreement                                 The Annual Report on
                 between the Registrant                             Form 10-K for the year
                 and Walsmith Associates                            ended December 31, 1986,
                 regarding the Martin                               page 108.
                 Parcel

                 Purchase Agreement                                 The Annual Report on
                 between the Registrant                             Form 10-K for the year
                 and Wellington Park                                ended December 31, 1986,
                 Associates regarding                               page 118.
                 the Wellington Parcel

                 Agreement between the                              The Annual Report on
                 North Carolina                                     Form 10-K for the year
                 Department of                                      ended December 31,
                 Transportation and                                 1986, page 128.
                 Walsmith Associates

                 Assignment and                                     The Annual Report on
                 Assumption Agreement                               Form 10-K for the year
                 between the Registrant                             ended December 31,
                 and Walsmith Associates.                           1986, page 135.

                 Amendment to Offer to                              The Annual Report on
                 Purchase and Contract for                          Form 10-K for the year
                 Sale of Real Estate dated                          ended December 31,
                 as of February 1, 1990                             1989, page 28.
                 between the Registrant
                 and Wellington Park
                 Associates.

                 Agreement for the Purchase                         Current Report on Form
                 and Sale of Real Estate dated                      8-K dated April 20,
                 as of April 20, 1995 between                       1995, page 5.
                 the Registrant, Churchill &
                 Banks, Ltd., and ADA Corporation
                 of North Carolina.

                 First Amendment to the Agreement                   Current Report on Form
                 for the Purchase and Sale of                       8-K dated August 9,
                 Real Estate dated August 9, 1995                   1995, page 4.
                 between the Registrant, Churchill
                 & Banks, Ltd., and ADA Corporation
                 of North Carolina.


         (d) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements attached hereto or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 1996.

                                             CAROLINA INVESTMENT PARTNERS

                                             By:  WALSMITH ASSOCIATES TWO,
                                                     General Partner


                                             By:  /s/ Alton L. Smith, III
                                                ---------------------------
                                                     Alton L. Smith, III
                                                     General Partner and
                                                     Principal Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Capacity                                           Date
---------                                          --------                                           ----
/s/Donald F. Walston                               General Partner of                                 March 21, 1996
----------------------                             Walsmith Associates
Donald F. Walston                                  Two, general partner
                                                   of the Registrant



/s/Alton L. Smith, III                             General Partner of                                 March 21, 1996
----------------------                             Walsmith Associates
Alton L. Smith, III                                Two, general partner
                                                   of the Registrant


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 8 AND 14 (a) (1)

                              FINANCIAL STATEMENTS

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1995

               CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

                            RALEIGH, NORTH CAROLINA

Form 10-K--Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 1995


LIST OF FINANCIAL STATEMENTS

The following financial statements of Carolina Investment Partners, Limited Partnership are included in Item 8:

Independent Auditors Report . . . . . . . . . . . . . . . . . . . F-1

Balance Sheets--December 31, 1995 and 1994. . . . . . . . . . . . F-2

Statements of Operations--Years Ended
 December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . F-3

Statements of Changes in Partners' Equity--Years Ended
 December 31, 1995, 1994, and 1993. . . . . . . . . . . . . . . . F-4

Statements of Cash Flows--Years Ended December 31, 1995,
 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . F-6

Schedules to the financial statements for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable or the required information is included in the financial statements or the notes thereto.

[LYNCH & HOWARD, P.A. LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT




      To the Partners
      Carolina Investment Partners Limited Partnership
      Raleigh, North Carolina


      We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 1995 and December 31, 1994, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



      /s/ Lynch & Howard, P.A.


      February 27, 1996

                                                                       EXHIBIT A

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                                 BALANCE SHEETS


                                                                  December 31
                                                          -------------------------
                                                              1995          1994
                                                          ----------    -----------
  ASSETS:
     Cash                                                 $      542    $      812
     Short-term investments                                   32,796         3,253
     Land held for investment  (Note 6)                    4,822,183     4,822,183
     Other asset                                                 103           103
                                                          ----------    ----------

                                                          $4,855,624    $4,826,351
                                                          ==========    ==========

                       LIABILITIES AND PARTNERS' EQUITY

  LIABILITIES:
     Trade accounts payable and other liabilities         $   20,992    $    5,486
     Notes payable - related party                            16,064             0
                                                          ----------    ----------
           Total  Liabilities                             $   37,056    $    5,486


  PARTNERS' EQUITY:
     General Partner's equity                             $        0    $        0
     Limited partners' equity; 5,900 units
       authorized, issued and outstanding                  4,818,568     4,820,865
                                                          ----------    ----------
           Total Partners' Equity                         $4,818,568    $4,820,865
                                                          ----------    ----------

                                                          $4,855,624    $4,826,351
                                                          ==========    ==========




  The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT B

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                            STATEMENTS OF OPERATIONS




                                                                                Year Ended December 31
                                                                           -------------------------------
                                                                              1995        1994       1993
                                                                           ---------  ---------- ---------
  REVENUES:
      Sales of timber - net                                                $  35,664  $   1,648  $       0
      Interest and other income                                                3,494      1,128      2,570
                                                                           ---------  ---------  ---------
           Total Revenues                                                  $  39,158  $   2,776  $   2,570

  GENERAL AND ADMINISTRATIVE EXPENSES                                        (41,455)   (35,529)   (40,735)
                                                                           ---------  ---------  ---------
  NET LOSS                                                                 $  (2,297) $ (32,753) $ (38,165)
                                                                           =========  =========  =========


  ALLOCATION OF NET LOSS (Note 2):
      General Partner                                                      $       0  $       0  $       0
      Limited partners                                                        (2,297)   (32,753)   (38,165)
                                                                           ---------  ---------  ---------
                                                                           $  (2,297) $ (32,753) $ (38,165)
                                                                           =========  =========  =========

  NET LOSS PER LIMITED PARTNERSHIP UNIT
      (Based on 5,900 weighted average limited
      partnership units outstanding during each year)                      $   (0.39) $   (5.55) $   (6.47)
                                                                           =========  =========  =========




  The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT C

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                     Limiited         General         Limited
                                                   Partnership       Partner's       Partners'
                                                      Units           Equity          Equity         Total
                                                  ------------     -----------     -----------    ------------
BALANCE AT JANUARY 1, 1993                               5,900     $         -     $ 4,891,783    $  4,891,783

NET LOSS FOR 1993                                            -               -         (38,165)        (38,165)
                                                  ------------     -----------     -----------    ------------
BALANCE AT DECEMBER 31, 1993                             5,900     $         -     $ 4,853,618    $  4,853,618

NET LOSS FOR 1994                                            -               -         (32,753)        (32,753)
                                                  ------------     -----------     -----------    ------------
BALANCE AT DECEMBER 31, 1994                             5,900     $         -     $ 4,820,865    $  4,820,865

NET LOSS FOR 1995                                            -               -          (2,297)         (2,297)
                                                  ------------     -----------     -----------    ------------
BALANCE AT DECEMBER 31, 1995                             5,900     $         -     $ 4,818,568    $  4,818,568
                                                  ============     ===========     ===========    ============


The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT D

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                            STATEMENTS OF CASH FLOWS




                                                                 Year Ended December 31
                                                      ------------------------------------------
                                                        1995            1994              1993
                                                      --------        ----------        --------
OPERATING ACTIVITIES:
 Net loss                                             $ (2,297)       $ (32,753)        $(38,165)
 Adjustments to reconcile net loss to
   net cash used in operating acitivities
     Changes in operating assets and liabilities:
       Trade accounts payable                           15,506          (19,789)          17,914
                                                      --------        ----------        --------
       Net Cash Provided By (Used In)
         Operating Activities                         $ 13,209        $ (52,542)        $(20,251)
                                                      --------        ----------        --------

FINANCING ACTIVITIES:
 Proceeds from note payable                             55,000        $       -         $      -
 Repayment of note payable                             (38,936)               -                -
                                                      --------        ----------        --------
                                                      $ 16,064        $       -         $      -
                                                      --------        ----------        --------

NET INCREASE (DECREASE) IN CASH                       $ 29,273        $ (52,542)        $(20,251)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                                      4,065           56,607           76,858
                                                      --------        ----------        --------
CASH AND CASH EQUIVALENTS -
  END OF YEAR                                         $ 33,338        $   4,065         $ 56,607
                                                      ========        =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

  Cash paid during the year for interest              $  1,805        $       -         $      -
                                                      ========        =========         ========



The Notes to Financial Statements are an integral part of this statement.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            RALEIGH, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

(1)   ORGANIZATION AND NATURE OF OPERATIONS

      Carolina Investment Partners Limited Partnership (the "Partnership") was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina General Partnership, is the general partner ("General Partner").


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      STATEMENT OF CASH FLOWS

      For the purposes of reporting cash flows, the Partnership considers cash equivalents to be cash on hand, cash in banks, and short-term investments (six months or less) in certificates of deposit. The Partnership made no cash payment for income taxes.

      LAND HELD FOR INVESTMENT

      Land held for investment is stated at the lower of net realizable value or contract cost plus highway interchange construction costs and capitalized appraisal, survey, and closing costs. Net realizable value has been determined based on comparison of the cost of land held to sales of similar property.

      There are no material differences between the book and federal tax cost basis of the property.

      INCOME TAXES

      No provision has been made for income taxes since income or loss is includable in the partners' returns as they report to tax authorities in their respective capacities as partners.

      ALLOCATION OF NET INCOME OR NET LOSS

      Pursuant to the Partnership Agreement, the General Partner is allocated 1% of net income. The limited partners receive 99% of net income until their original capital contributions plus interest have been distributed (see Cash Distribution Policy below). Thereafter, the net income is allocated 10% to the General Partner and 90% to the limited partners.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            RALEIGH, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      ALLOCATION OF NET INCOME OR NET LOSS - CONTINUED

      Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner's capital account balance shall be less than zero. Thus, no loss was allocated to the General Partner for the year ended December 31, 1995, 1994 or 1993.

      For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 1995, 1994 and 1993 there were no material differences between net loss as reported for financial statement and federal income tax purposes.


      CASH DISTRIBUTION POLICY

      The General Partner receives cash to the extent it is allocated income. Otherwise, all distributions are to the limited partners until such time as these distributions equal 100% of their original capital contributions plus an additional return of 10% per annum simple interest on their outstanding capital contribution (original contributions as reduced by any prior distributions). Thereafter, Partnership distributions will be allocated 10% to the General Partner and 90% to the limited partners.


      MANAGEMENT'S USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            RALEIGH, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


(3)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      CASH AND SHORT-TERM INVESTMENTS

      The carrying amount approximates fair value because of the short maturity of these instruments.

      NOTE PAYABLE - RELATED PARTY

      The fair value of the Partnership's note payable - related party is deemed to be the same as its carrying amount. The fair market value is estimated based on the quoted market prices for the same or similar issues or on the current rates that the Partnership can obtain for debt of the same remaining maturity.

(4)   RELATED PARTY TRANSACTIONS

      Pursuant to the Partnership Agreement, the Partnership pays the General Partner a $3,000 annual management fee while the property is in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting, administrative services and engineering consulting totaling $2,671, $2,523 and $4,172 during 1995, 1994 and 1993, respectively. Amounts payable to related parties at December 31, 1995 and 1994 were $1,044 and $135, respectively.

(5)   NOTE PAYABLE - RELATED PARTY

      On February 2, 1995 the General Partner made a loan to the Partnership of $55,000. The purpose of this loan was to fund the current operating expenses of the Partnership. The note is payable upon the sale of Partnership properties or other sources of funds that become available but must be paid in full no later than June 1, 1996. The note accrues interest at prime plus one percent and the interest is payable quarterly. The balance of this loan at December 31, 1995 was $16,064. Interest expense for the year ended December 31, 1995 was $1,805.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            RALEIGH, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


(6)   LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS

      WELLINGTON PARCEL

      In July 1986, the Partnership purchased for $1,223,175 an undeveloped
      16.309 acre parcel of land in Cary, North Carolina, known as the Wellington Parcel, from an affiliate of the General Partner. The land is carried at the lower of net realizable value or contract cost plus capitalized purchase and closing costs. The purchase contract provides that the Partnership will share evenly with the affiliate in any profits resulting from the sale of the Wellington Parcel. The Partnership may, at its option, require the affiliate to repurchase the Wellington Parcel for approximately $3,669,000 (the "Put Option"). A 75% vote of the limited partners is required for this Put Option to be exercised.

      At a meeting of the limited partners held in March 1990, less than 75% of the partners voted to exercise the Put Option discussed above. A new agreement was entered into called the Put Option Agreement Amendment. Under the terms of the Put Option Agreement Amendment, the Partnership will retain a greater percentage of the property appreciation upon sale of the Wellington Parcel to an unaffiliated third party than would be retained if the Put Option were exercised. If the limited partners elect to exercise the Put Option at a later date, the Put Option Agreement Amendment will be void.


      MARTIN PARCEL

      In June 1986, the Partnership purchased for approximately $3,080,200 an undeveloped 26.7 acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. The land is carried at the lower of net realizable value or contract cost plus highway interchange construction costs and capitalized purchase and closing costs.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            RALEIGH, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


(7)   CONTINGENCIES - GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Based on current conditions, the Partnership does not have sufficient operating capital to meet its financial obligations during the next twelve months. However, the General Partner anticipates the sale and closing of the Wellington Parcel in April of 1996. The proceeds from this sale will be sufficient to meet the Partnership's operating capital needs during the coming twelve months. The purchase agreement and the amendment to the purchase agreement contain a number of conditions to closing which must be satisfied prior to closing. Therefore, it is possible that the agreement will not result in a closing. If the sale does not occur, the General Partner will procure outside financing or make a loan to the Partnership to meet current operating needs.

                                 EXHIBIT INDEX

EXHIBIT ITEM              DESCRIPTION                                SEQUENTIAL PAGE NO.
------------              -----------                                -------------------
3.1                       Amended Agreement of Limited
                          Partnership of the
                          Registrant filed as an
                          exhibit to the Annual Report
                          on Form 10-K for the year
                          ended December 31, 1986,
                          page 36.

10.1                      Purchase Agreement between
                          Registrant and Walsmith
                          Associates regarding the
                          Martin Parcel filed as an
                          exhibit to the Annual Report
                          on Form 10-K for the year
                          ended December 31, 1986,
                          page 108.

10.2                      Purchase Agreement between
                          the Registrant and
                          Wellington Park Associates
                          regarding the Wellington
                          Parcel filed as an exhibit
                          to the Annual Report on Form
                          10-K for the year ended
                          December 31, 1986, page 118.

10.3                      Agreement between the North
                          Carolina Department of
                          Transportation and Walsmith
                          Associates filed as an
                          exhibit to the Annual Report
                          on Form 10-K for the year
                          ended December 31, 1986,
                          page 128.

10.4                      Assignment and Assumption
                          Agreement between the
                          Registrant and Walsmith
                          Associates filed as an
                          exhibit to the Annual Report
                          on Form 10-K for the year
                          ended December 31, 1986,
                          page 135.

10.5                      Amendment to Offer to
                          Purchase and Contract for
                          Sale of Real Estate dated as
                          of February 1, 1990 between
                          the Registrant and
                          Wellington Park Associates,
                          a North Carolina general




                          partnership, filed as an
                          exhibit to the Annual Report
                          on Form 10-K for the year
                          ended December 31, 1989,
                          page 28.

10.6                      Agreement for the Purchase
                          and Sale of Real Estate dated
                          as of April 20, 1995 between
                          the Registrant, Churchill &
                          Banks, Ltd., and ADA
                          Corporation of North Carolina,
                          filed on Form 8-K dated April
                          20, 1995, page 5.

10.7                      First Amendment to the Agreement
                          for the Purchase and Sale of
                          Real Estate dated August 9,
                          1995 between the Registrant,
                          Churchill & Banks, Ltd., and
                          ADA Corporation of North
                          Carolina, filed on Form 8-K
                          dated August 9, 1995, page 4.

27                        Financial Data Schedule (for SEC use only)