Form 10-Q
period 1996-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1996-05-13
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ------------------------------------

                                   FORM 10-Q

                       ------------------------------------

(Mark One)


[ X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996.

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


          Yes   X     No
              -----      -----

                             The Exhibit Index is located on Page 12.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

a)   Income Statement

                        STATEMENTS OF INCOME (Unaudited)


                                                           Quarter Ended
                                                             March 31

                                                         1996          1995
                                                         ----          ----
Timber income                                          $    -0-       $35,664
Deposits on sales contract                                1,800           -0-
Interest and other income                                   265           198
                                                       --------       -------
   Total income                                           2,065        35,862

General and administrative expense                        9,276        11,096
                                                       --------       -------

NET INCOME (LOSS)                                       $(7,211)      $24,766
                                                        =======       =======

Allocation of net income (loss) to:
   General Partner                                      $   -0-       $   248
   Limited Partner                                       (7,211)       24,518
                                                        -------       -------
                                                        $(7,211)       24,766
                                                        =======       =======

Net income (loss) per limited
 partnership unit
 (based on 5,900 weighted
 average limited partnership units
 outstanding)                                           $ (1.22)      $  4.16
                                                        =======       =======

See notes to unaudited financial statements.

b)   Balance Sheets

                        BALANCE SHEETS


                                        March 31               December 31
                                        1996                   1995
                                        (Unaudited)

ASSETS
  Cash                                  $      618              $      542
  Short term investment                     18,462                  32,796
                                        ----------              ----------
     CASH AND CASH EQUIVALENTS              19,080                  33,338


Land held for investment--Note B         4,822,183               4,822,183
Other assets                                 2,352                     103
                                        ----------              ----------
     TOTAL ASSETS                       $4,843,615              $4,855,624
                                        ==========              ==========



LIABILITIES AND PARTNERS' EQUITY

  Trade accounts payable and other
    accrued liabilities                $   16,194              $    20,992
  Note payable to General
    Partner -- Note C                      16,064                   16,064
                                       ----------              -----------
  TOTAL LIABILITIES                        32,258                   37,056

PARTNERS' EQUITY

  General partner's equity
  Limited partners' equity; 5900
     units authorized, issued,
     and outstanding                    4,811,357               4,818,568
                                       ----------              ----------
  TOTAL LIABILITIES
     AND PARTNERS' EQUITY              $4,843,615              $4,855,624
                                       ==========              ==========

See notes to unaudited financial statements.

c)   Statements of Changes in Partners' Capital

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)



                       Limited      General   Limited
                     Partnership   Partner's  Partners'
                        Units       Equity     Equity        Total
                     -----------  ---------  ----------   ----------
 Balance at
    January 1, 1996        5,900  $    -0-   $4,818,568   $4,818,568

 Net loss for the
   quarter ended
   March 31, 1996                                (7,211)      (7,211)
                     -----------  ---------  ----------   ----------

 BALANCE AT
   MARCH 31, 1996          5,900  $    -0-   $4,811,357   $4,811,357
                     ===========  =========  ==========   ==========

 Balance at
   January 1, 1995         5,900  $    -0-   $4,820,865   $4,820,865

 Net income for the
   quarter ended
   March 31, 1995                      248       24,518       24,766
                     -----------  --------   ----------   ----------

 BALANCE AT
   MARCH 31, 1995          5,900  $    248   $4,845,383   $4,845,631
                     ===========  ========   ==========   ==========


See notes to unaudited financial statements.

d)   Statements of Changes in Financial Position

                      STATEMENTS OF CASH FLOW (Unaudited)




                                                Quarter Ended
                                                   March 31
                                                --------------
                                                1996      1995
                                                ----      ----

 OPERATING ACTIVITIES

 Net income (loss)                           $ (7,211)   $24,766
 Increase in other assets                      (2,249)    (2,250)
 Increase (decrease) in trade accounts
   payable                                     (4,798)     6,818
                                             --------    -------
 NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                      (14,258)    29,334

FINANCING ACTIVITIES

Loan from General Partner                         -0-     55,000
Repayment of loan from General
    Partner                                       -0-    (35,664)
                                             --------    -------

    NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                          -0-     19,336
                                             --------    -------

    INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                          (14,258)    48,670


Cash and cash equivalents at
  beginning of period                          33,338      4,065
                                             --------    -------

    CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                         $ 19,080    $ 52,735
                                             ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarters ended March 31, 1996 and 1995 for interest was $0.

See notes to unaudited financial statements.

e)   Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1996

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 1996 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Registrant's operations resulted in a net loss of $7,211 during the quarter ended March 31, 1996, compared to a net income of $24,766 during the same period of 1995. The primary differences between 1996 and 1995 were:

1. In 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664. There was no timber sold in 1996.

2. Expenses in 1995 include the cost of appraisals for the Registrant's properties and legal fees for the preparation of a Form 8-K.

     On February 2, 1995 the Registrant borrowed $55,000 from the General Partner to replenish its cash balance which had been depleted by operating expenses. The note is payable upon the sale of the Registrant's properties or other sources of funds but must be paid no later than June 1, 1996. The note bears interest at prime plus one percent. Interest is payable quarterly.

     The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks"), and ADA Corporation of North Carolina ("ADA"), which is affiliated with the General Partner, have executed an agreement for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The agreement was amended on August 9, 1995 and April 19, 1996. The purchase price for the land to be received by the Registrant is $5.25 per net square foot. The Registrant believes the Wellington Parcel is approximately
16.3 acres, which would yield a sales price of $3,727,647. Square footage is to be verified by survey. Closing for the sale of the property is to occur on June 24, 1996. The Purchase Agreement and the Amendment contain a number of conditions to closing which must be satisfied prior to closing. Consequently, although there are no indications as of May 9, 1996 that the sale will not close as planned, there can be no assurance this Agreement will result in a closing.

     As of May 9, 1996, the Registrant has $19,397 in cash and short-term investments, which is insufficient to meet its needs during the next year. The General Partner anticipates the sale and closing of the Wellington Parcel (see discussion above) in June 1996. This sale, when closed, will provide the Registrant with funds which will be sufficient to meet its presently anticipated needs. The Registrant expects to retain approximately $300,000 from the Wellington sale for future operating needs and distribute the remainder to the partners in accordance with the Partnership Agreement. If the Wellington Parcel sale does not close, the Registrant may obtain additional financing to meet its present operating needs.

     The Registrant maintains its excess funds in a money market account at Triangle Bank. The General Partner believes this account is an appropriate investment of the Registrant's funds. Until either of the properties is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS.

      In connection with the "safe "harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items,
      (ii) statements of the plans and objectives of the Registrant or its management, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

      This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include uncertainties about whether real estate sales under contract will close, the ability of the Registrant to sell its other real estate assets, the price of real estate sales, environmental and similar liabilities, future operating expenses and the adequacy of capital resources to meet future operating expenses, which are described herein and/or in documents incorporated by reference herein.

      The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Registrant should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Registrant prior to the effective date of such Act. Forward looking statements are beyond the ability of the Registrant to control and in many cases the Registrant cannot predict what factors would cause actual results to differ materially from those indicated by the forward looking statements.

                                    PART II

Item 6.    Exhibits and Reports on Form 8-K

     (a)  27   -   Financial Data Schedule (For SEC Use Only).

          28.5 -   Second Amendment For the Purchase and Sale of Real Estate.

     (b) No reports on Form 8-K were filed during the quarter ending March 31, 1996.

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

                                    CAROLINA INVESTMENT PARTNERS
                                    LIMITED PARTNERSHIP (Registrant)


                                    BY:  WALSMITH ASSOCIATES TWO,
                                          General Partner


                                    /s/ Alton L. Smith, III
                                    -------------------------------------
                                    Alton L. Smith, III, General Partner


Date: May 14, 1996.

                               INDEX TO EXHIBITS



S-K Reference
and Exhibit                                            Sequential
Number                     Description                 Page Number
- -------------              -----------                 -----------

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

28.5           Second Amendment To Agreement For The   Page 28.5-1.
               Purchase And Sale Of Real Estate