Form 10-Q
period 1996-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1996-08-09
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  ---------------------------------------------

                                   FORM 10-Q

                  ---------------------------------------------

   (Mark One)


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1996.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                to                .
                                           --------------    ---------------

Commission file number 0-15571

               CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP
             (Exact name or registrant as specified in its charter)


           North Carolina                          56-1494619
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification Number)


                        Suite 210, 4112 Blue Ridge Road
                         Raleigh, North Carolina  27612
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


    Yes  X        No
        ---         ----

                                   The Exhibit Index is located on Page 13.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

     a) Income Statement

                        STATEMENTS OF INCOME (Unaudited)


                                          Three Months Ended                Six Months Ended
                                               June 30                           June 30
                                        1996             1995            1996               1995
                                   -------------   --------------   -------------   ----------------
Timber income                      $          -0-  $           -0-  $          -0-  $         35,664
Deposits on sales contract                 9,500               -0-         11,300                 -0-
Interest and other income                    159              439             424                637
                                   -------------   --------------   -------------   ----------------
  Total                                    9,659              439          11,724             36,301

General and
administrative expenses                   13,166           12,653          22,442             23,749
                                   -------------   --------------   -------------   ----------------
NET INCOME
(LOSS)                             $      (3,507)  $      (12,214)  $     (10,718)  $         12,552
                                   =============   ==============   =============   ================
Allocation of net income
(loss) to:
General Partner                    $          -0-  $         (122)  $          -0-  $            126
Limited Partners                          (3,507)         (12,092)        (10,718)            12,426
                                   -------------   --------------   -------------   ----------------
                                   $      (3,507)  $      (12,214)  $     (10,718)  $         12,552
                                   =============   ==============   =============   ================
Net income (loss) per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding)                 $        (.59)  $        (2.05)  $       (1.82)  $           2.11
                                   =============   ==============   =============   ================

See notes to unaudited financial statements.

     b) Balance Sheets
                                 BALANCE SHEETS


                                                        June 30           December 31
                                                        1996              1995
                                                      (Unaudited)
ASSETS
  Cash                                                $      227          $      542
  Short-term investment                                   15,595              32,796
                                                      ----------          ----------
    CASH AND CASH EQUIVALENTS                             15,822              33,338

  Land held for investment--Note B                     4,822,183           4,822,183
  Other assets                                             1,603                 103
                                                      ----------          ----------
    TOTAL ASSETS                                      $4,839,608          $4,855,624
                                                      ==========          ==========
LIABILITIES AND PARTNERS' EQUITY

  Trade accounts payable and other
    accrued liabilities                               $   15,694          $   20,992
  Note payable to General
    Partner -- Note C                                     16,064              16,064
                                                      ----------          ----------
    TOTAL LIABILITIES                                     31,758              37,056

PARTNERS' EQUITY

  General partner's equity                                    -0-                 -0-
  Limited partners' equity; 5900 units
    authorized, issued, and outstanding                4,807,850           4,818,568
                                                      ----------          ----------
   TOTAL LIABILITIES
     AND PARTNERS' EQUITY                             $4,839,608          $4,855,624
                                                      ==========          ==========

See notes to unaudited financial statements.

     c) Statements of Changes in Partners' Capital

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                                      Limited          General        Limited
                                     Partnership      Partner's      Partners'
                                      Units            Equity         Equity        Total
                                     -----            ------         --------       -----
Balance at
  January 1, 1996                     5,900          $  -0-       $4,818,568      $4,818,568

Net loss for the
  six months ended
  June 30, 1996                          -0-             -0-         (10,718)        (10,718)
                                      -----          ------       ----------      ----------
BALANCE AT
JUNE 30, 1996                         5,900          $   -0-      $4,807,850      $4,807,850
                                      -----          ------       ----------      ----------
Balance at
  January 1, 1995                     5,900          $   -0-      $4,820,865      $4,820,865

Net income for the
  six months ended
  June 30, 1995                          -0-            126           12,426          12,552
                                      -----          ------       ----------      ----------
BALANCE AT
  JUNE 30, 1995                       5,900          $  126       $4,833,291      $4,833,417
                                      -----          ------       ----------      ----------

See notes to unaudited financial statements.

     d) Statements of Changes in Financial Position

                      STATEMENTS OF CASH FLOW (Unaudited)



                                                          Six Months Ended
                                                              June 30
                                                       1996               1995
                                                       ----               ----
OPERATING ACTIVITIES

Net income (loss)                                    $(10,718)          $ 12,552
Increase in other assets                               (1,500)            (1,500)
Increase (decrease) in trade accounts payable          (5,298)             3,568
                                                     --------           --------
   NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                               (17,516)            14,620

FINANCING ACTIVITIES

Loan from General Partner                                  -0-            55,000
Repayment of loan from General Partner                     -0-           (35,664)
                                                     --------           --------
   NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                    -0-            19,336
                                                     --------           --------
   INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (17,516)            33,956

Cash and cash equivalents at beginning
  of period                                            33,338              4,065
                                                     --------           --------
   CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                  $ 15,822           $ 38,021
                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the six months ended
June 30 was $671 in 1996 and $756 in 1995.

See notes to unaudited financial statements.

     e) Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 June 30, 1996

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP
MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying June 30, 1996 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE C - NOTE PAYABLE TO GENERAL PARTNER

On February 2, 1995 the Registrant borrowed $55,000 from its General Partner. This note, which was paid down to a principal balance of $16,064, matured on June 1, 1996. The Registrant has signed a new note dated June 1, 1996 for $16,064, payable to its General Partner. The new note is payable upon the sale of any of the Registrant's properties or other sources of funds that become available, but in no case later than June 1, 1997. The note bears interest at the rate of prime plus 1%, which is payable quarterly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Registrant's operations resulted in a net loss of $3,507 and $10,718 during the quarter and six months ended June 30, 1996, respectively, compared to a net loss of $12,214 and net income of 12,552 during the same periods of 1995. The primary differences between 1996 and 1995 were:

     Quarter Ended June 30
     In 1996 the Registrant received $9,500 in non-refundable deposits for extensions of the Closing Date on the Wellington Parcel contract (see discussion below).

     Six Months Ended June 30
     1. In 1996 the Registrant received $11,300 in non-refundable deposits for extensions of the Closing Date on the Wellington Parcel contract.

     2. In 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664. There was no timber sold in 1996.

     On February 2, 1995 the Registrant borrowed $55,000 from the General Partner to replenish its cash balance which had been depleted by operating expenses. In February and March 1995, the Registrant had timber removed from its properties generating income of $35,644, which was repaid against the loan from the General Partner. Further payments reduced the note balance to $16,064. The note matured on June 1, 1996. A new note for $16,064 dated June 1, 1996 was issued. The new note is payable upon the sale of the Registrant's properties or other sources of funds but must be paid no later than June 1, 1997. The note bears interest at prime plus one percent. Interest is payable quarterly.

     The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks"), and ADA Corporation of North Carolina ("ADA"), which is affiliated with the General Partner, have executed an agreement for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The agreement was amended on August 9, 1995 and April 19, 1996. The purchase price for the land to be received by the Registrant is $5.25 per net square foot. The Registrant believes the Wellington Parcel is approximately
16.3 acres, which would yield a sales price of $3,727,647. Square footage is to be verified by survey. Closing for the sale of the property is to occur on August 14, 1996. The Purchase Agreement and the Amendment contain a number of conditions to closing which must be satisfied prior to closing. Consequently, although there are no indications as of August 5, 1996 that the sale will not close as planned, there can be no assurance this Agreement will result in a closing.

     As of August 5, 1996, the Registrant has $17,103 in cash and short-term investments, which is insufficient to meet its needs during the next year. The General Partner anticipates the sale and closing of the Wellington Parcel (see discussion above) in

August, 1996. This sale, when closed, will provide the Registrant with funds which will be sufficient to meet its presently anticipated needs. The Registrant expects to retain approximately $300,000 from the Wellington sale for future operating needs and distribute the remainder to the partners in accordance with the Partnership Agreement. If the Wellington Parcel sale does not close, the Registrant may need to obtain additional financing to meet its present operating needs.

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

     (b) No reports on Form 8-K were filed during the quarter ending June 30, 1996.

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


                                     CAROLINA INVESTMENT PARTNERS
                                     LIMITED PARTNERSHIP (Registrant)

                                     BY:  WALSMITH ASSOCIATES TWO,
                                          General Partner

                                     /s/ Alton L. Smith
                                     ------------------------------------
                                     Alton L. Smith, III, General Partner



Date:  August 6 , 1996.

                               INDEX TO EXHIBITS




 S-K Reference
 and Exhibit                                                Sequential
 Number                 Description                         Page Number
 -------------  ----------------------------------          -------------
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
                                                            Page 28.


28.3            Agreement for the Purchase and Sale         Form 8-K dated
                of Real Estate dated as of April 20,        April 20, 1995.
                1995 between the Registrant, Churchill      Page 5.
                & Banks, Ltd., and ADA Corporation
                of North Carolina.

28.4            First Amendment to the Agreement for        Form 8-K dated
                the Purchase and Sale of Real Estate        August 9, 1995.
                dated August 9, 1995 between the            Page 4.
                Registrant, Churchill & Banks, Ltd.,
                and ADA Corporation of North Carolina

28.5            Second Amendment To Agreement For           The Quarterly Report
                Purchase And Sale Of Real Estate dated      on Form 10-Q for the
                April 19, 1996 between the Registrant,      Quarter ended March
                Churchill & Banks, Ltd., and ADA            31, 1996.
                Corporation of North Carolina               Page 28.5-1.


