Form 10-Q
period 1996-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1996-11-18
CIK 789457

       THIS DOCUMENT IS A COPY OF THE FORM 10Q FILED ON 11/15/96 PURSUANT
                   TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                   FORM 10-Q

                  --------------------------------------------

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1996.

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                to                .
                                           --------------    ---------------

Commission file number 0-15571

               CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP
             (Exact name or registrant as specified in its charter)


           North Carolina                     56-1494619
           (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)     Identification Number)



                        Suite 100, 4000 Blue Ridge Road
                         Raleigh, North Carolina  27612
                    (Address of principal executive office)
                                   (Zip Code)

                                 (919) 781-1700
              (Registrant's telephone number, including area code)

               Suite 210, 4112 Blue Ridge Road Raleigh, NC  27612
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

       a) Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                Three Months Ended                           Nine Months Ended
                                   September 30                                 September 30

                                       1996                  1995                   1996                  1995
Gain on sale of land            $      1,382,081    $                  -0-   $        1,382,081  $                  -0-
Timber income                                 -0-                      -0-                  -0-                  35,664
Deposits on sales contract                    -0-                      -0-              11,300                      -0-
Interest and other income                     172                      298                 596                      934
                                -----------------   ----------------------   -----------------   ----------------------
     Total Income                       1,382,253                      298           1,393,977                   36,598

General and
administrative expenses                    20,625                   11,600              43,067                   35,349
                                -----------------   ----------------------   -----------------   ----------------------
NET INCOME
(LOSS)                          $       1,361,628   $              (11,302)  $       1,350,910   $                1,249
                                =================   ======================   =================   ======================
Allocation of net income
(loss) to:
General Partner:
  From Gain on sale of land     $          13,821   $                  -0-   $         13,821    $                  -0-
  From other operations                       -0-                     (114)                -0-                       12
                                -----------------   ----------------------   -----------------   ----------------------
     Total to General Partner              13,821                     (114)             13,821                       12
                                -----------------   ----------------------   -----------------   ----------------------
Limited Partners:
  From Gain on sale of land             1,368,260                      -0-           1,368,260                      -0-
  From other operations                   (20,453)                 (11,188)            (31,171)                   1,237
                                -----------------   ----------------------   -----------------   ----------------------
     Total to Limited Partners          1,347,807                  (11,188)          1,337,089                    1,237
                                -----------------   ----------------------   -----------------   ----------------------

                                $       1,361,628   $              (11,302)  $       1,350,910   $                1,249
                                =================   ======================   =================   ======================
Net income (loss) per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding):
      From Gain on sale
      of land                   $          231.91   $                  -0-   $          231.91   $                  -0-
      From other operations                 (3.47)                   (1.90)              (5.28)                     .21
                                -----------------   ----------------------   -----------------   ----------------------
                                $          228.44   $                (1.90)  $          226.63   $                  .21
                                =================   ======================   =================   ======================
=======================================================================================================================

See notes to unaudited financial statements.

        b) Balance Sheets
                                 BALANCE SHEETS



                                           September 30        December 31
                                               1996               1995
                                           (Unaudited)
ASSETS
  Cash                                 $          2,170,474  $            542
  Short-term investment                              11,192            32,796
                                       --------------------  ----------------
    CASH AND CASH EQUIVALENTS                     2,181,666            33,338
  Land held for investment--Note B                4,001,280         4,822,183
  Other assets                                        2,521               103
                                       --------------------  ----------------
    TOTAL ASSETS                       $          6,185,467  $      4,855,624
                                       ====================  ================
LIABILITIES AND PARTNERS' EQUITY

  Trade accounts payable and other
   accrued liabilities                 $            15,989   $         20,992
  Note payable to General
   Partner -- Note C                                    -0-            16,064
                                       --------------------  ----------------
   TOTAL LIABILITIES                                 15,989            37,056

PARTNERS' EQUITY

  General partner's equity                           13,821               -0-
  Limited partners' equity; 5900 units
   authorized, issued, and outstanding            6,155,657         4,818,568
                                       --------------------  ----------------
   TOTAL PARTNERS' EQUITY                         6,169,478         4,818,568
                                       --------------------  ----------------
  TOTAL LIABILITIES
   AND PARTNERS' EQUITY                $          6,185,467  $      4,855,624
                                       ====================  ================

See notes to unaudited financial statements.

       c) Statements of Changes in Partners' Capital

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                             Limited           General          Limited
                           Partnership         Partner's        Partners'
                              Units            Equity           Equity            Total
                       -------------------  --------------  ---------------  ---------------
Balance at
  January 1, 1996                    5,900  $          -0-  $     4,818,568  $     4,818,568

Net income for the
nine months ended
  September 30, 1996                   -0-          13,821        1,337,089        1,350,910
                       -------------------  --------------  ---------------  ---------------
BALANCE AT
SEPTEMBER 30, 1996                   5,900  $       13,821  $     6,155,657  $     6,169,478
                       ===================  ==============  ===============  ===============
Balance at
  January 1, 1995                    5,900  $          -0-  $     4,820,865  $     4,820,865

Net income for the
nine months ended
  September 30, 1995                   -0-              12            1,237            1,249
                       -------------------  --------------  ---------------  ---------------
BALANCE AT
SEPTEMBER 30, 1995                   5,900  $           12  $     4,822,102  $     4,822,114
                       ===================  ==============  ===============  ===============

See notes to unaudited financial statements.

       d) Statements of Changes in Financial Position

                      STATEMENTS OF CASH FLOW (Unaudited)

                                                        Nine Months Ended
                                                          September 30

                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  1,350,910   $     1,249
Changes in assets and liabilities:
  Decrease in land held for investment                  820,903           -0-
  Increase in other assets                               (2,418)         (750)
  Increase (decrease) in trade accounts payable          (5,003)       13,897
                                                   ------------   -----------

   NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                               2,164,392        14,396
                                                   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from General Partner                                   -0-        55,000
Repayment of loan from General Partner                  (16,064)      (38,664)
                                                   ------------   -----------
   NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                 (16,064)       16,336
                                                   ------------   -----------
  INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                2,148,328        30,732

Cash and cash equivalents at beginning
  of period                                              33,338         4,065
                                                   ------------   -----------
  CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                 $  2,181,666   $    34,797
                                                   ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the nine months ended
September 30 was $1,127 in 1996 and $1,106 in 1995.

See notes to unaudited financial statements.

       e) Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1996

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying September 30, 1996 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS AND TRANSACTIONS

In July, 1986, the Registrant purchased for $1,223,175 an undeveloped 16.3 acre parcel of land in Cary, North Carolina, known as the Wellington Parcel, from Wellington Park Associates ("WPA"), an affiliate of the General Partner. The land is carried at the lower of (i) contract cost plus capitalized purchase and closing costs or (ii) net realizable value. The Registrant may, at its option, require WPA to repurchase the Wellington Parcel for approximately $3,669,000 (the "Put Option"). The contract under which the Registrant purchased the parcel provides that WPA will share with the Registrant in any profits resulting from the sale of the Wellington Parcel. More than 87.5% of the profits will be retained by the Registrant if the Wellington Parcel is sold to a third party other than by exercise of the Put Option by the Registrant. If the Put Option is exercised, the Registrant will retain only 50% of the profit from sale of the Wellington Parcel.

In June, 1986 the Registrant purchased for approximately $3,080,200 an undeveloped 26.7 acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. The land is carried at the lower of (i) contract cost plus capitalized purchase and closing costs or (ii) net realizable value.

In September 1996 the Registrant sold approximately 10.9 acres of the Wellington Parcel to a third party under the terms of an Agreement for the Purchase and Sale of Real Estate, as amended, between the Registrant, Churchill & Banks, Ltd. ("Churchill & Banks") and ADA Corporation of North Carolina ("ADA"), an affiliate of the Registrant's General Partner. The total sales price for the property sold, a portion of which was owned by ADA, was $2,400,000. This sales price was allocated among the Registrant and ADA based upon acreage sold by each, with $2,388,000 to the Registrant and $12,000 to ADA.

The Registrant's proceeds were utilized as follows:


                Gross sales price                                                  $ 2,388,000
                Commissions and broker re-allowance fee                               (179,100)
                Deed stamps and attorney fees                                           (5,916)
                                                                                   -----------
                           Net sales proceeds                                      $ 2,202,984
                Wellington Parcel property taxes                                       (16,511)
                Repayment of note payable to General                                   (16,819)
                Partner
                Funds reserved for future operating needs                             (199,833)
                                                                                   -----------
                Funds available for distribution to partners                       $  1,969,82
                                                                                   ===========

Under the terms of the contract through which the Registrant purchased the Wellington Parcel (see discussion above) none of the profit was due to WPA. The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the gain is $13,821 (net sales proceeds of $2,202,984 less the Registrant's basis in the property sold, $820,903, equals a gain of $1,382,081; 1% of which is $13,821).

On November 4, 1996 the Registrant distributed a total of $1,969,821, with $1,956,000 going to the limited partners ($331.53 per unit) and $13,821 to the General Partner.


NOTE C - NOTE PAYABLE TO GENERAL PARTNER

On February 2, 1995 the Registrant borrowed $55,000 from its General Partner. This note, which was paid down to a principal balance of $16,064, matured on June 1, 1996. The Registrant signed a new note dated June 1, 1996 for $16,064, payable to its General Partner. The note bears interest at the rate of prime plus 1%, which is payable quarterly. This note was repaid in full in September, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Registrant's operations resulted in net income of $1,361,628 and $1,350,910 during the quarter and nine months ended September 30, 1996, respectively, compared to a net loss of $11,302 and net income of $1,249 during the same periods of 1995. The primary differences between 1996 and 1995 were:

     Quarter Ended September 30
     - A gain of $1,382,081 in 1996 from the sale of approximately 10.9 acres of the Registrant's Wellington Parcel (see discussion below) and no similar transaction in 1995, and

     - A $10,674 increase in 1996 property expense due to rezoning of the property.

     Nine Months Ended September 30
     - A gain of $1,382,081 in 1996 from the sale of approximately 10.9 acres of the Registrant's Wellington Parcel (see discussion below) (and no similar transaction in 1995) and

     - $11,300 in non-refundable deposits in 1996 for extensions of the Closing Date on the Wellington Parcel contract, and

     - in 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664, and

     - A $10,653 increase in 1996 property tax expense due to rezoning of the Wellington Property.

     On February 2, 1995 the Registrant borrowed $55,000 from the General Partner to replenish its cash balance which had been depleted by operating
expenses.   In February and March 1995, the Registrant had timber removed from its properties generating income of $35,664, which was repaid against the loan from the General Partner. Further payments reduced the note balance to $16,064. The note matured on June 1, 1996. A new note for $16,064 bearing interest at prime plus one percent was issued on June 1, 1996. This note was repaid in full when the Registrant sold some of its property in September 1996.

     The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks"), and ADA Corporation of North Carolina ("ADA"), which is affiliated with the General Partner, executed an agreement for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The agreement was amended in August 1995, April 1996, and three times in September 1996. In addition to other matters, the amendments to the agreement provided for 10.96 acres (the "Main Site"), of which 10.91 acres is owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of four outparcels (the "Outparcels"), of which 5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels. The purchase price for the land is $5.25 per net square foot, which yields a sales price to the Registrant and ADA of
$3,927,750.   The closing for the sale of the Main Site was held on September
25, 1996. The Registrant's net sales proceeds was $2,202,984 (net of closing costs) for the sale of the Main Site. The Agreement contains a number of conditions to closing which must be satisfied prior to closing on the Outparcels. Consequently, there can be no assurance that the Agreement will result in a closing on the Outparcels.

     On November 4, 1996 the Registrant distributed approximately $1,970,000 to the limited partners and General Partner in accordance with the Partnership Agreement. The Registrant retained approximately $200,000 from the sale of the Main Site to meet future operating needs.

     As of November 11, 1996, the Registrant has $215,487 in cash and short-term investments, which is sufficient to meet its needs during the next year. The General Partner anticipates the sale and closing of the Outparcels (see discussion above) during the next five months. These sales, if closed, will provide the Registrant with additional funds. The Registrant expects to retain approximately $100,000 from such sales, if any, for future operating needs and distribute the remainder to the partners in accordance with the Partnership Agreement.

     The Registrant maintains its excess funds in a money market account at Triangle Bank. The General Partner believes this account is an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.


                          PART II - OTHER INFORMATION


      Item 1.         Legal Proceedings.

               None.

      Item 2.         Changes in Securities.

               None.

      Item 3.         Defaults Upon Senior Securities.

               None.

      Item 4.         Submission of Matters to a Vote of Security Holders.

               None.

      Item 5.         Other Information.

               None.

      Item 6.         Exhibits and Reports on Form 8-K

          (a)         Exhibit No.27       Financial Data Schedule

                      Exhibit No. 28.1    Offer to Purchase and Contract for the
                                          Sale and Purchase of Real Estate,
                                          dated as of January 24, 1986,
                                          between Wellington Park Associates and
                                          the Registrant (incorporated by
                                          reference to Exhibit 6A to the
                                          Registrant's Quarterly Report filed on
                                          Form 10-Q for the period ended June
                                          30, 1989).

                      Exhibit No. 28.2    Amendment to
                                          Offer to Purchase and Contract for
                                          the Sale and Purchase of Real Estate,
                                          dated as of February 1, 1990,
                                          between Wellington Park Associates and
                                          the Registrant (incorporated by
                                          reference to Exhibit 10.6 to the
                                          Registrant's Annual Report filed on
                                          Form 10-K for the period ended
                                          December 31, 1989).

                      Exhibit No. 28.3    Agreement for the Purchase and Sale
                                          of Real Estate, dated as of April 20,
                                          1995, between Churchill & Banks,
                                          Ltd., ADA Corporation of North
                                          Carolina, and the Registrant
                                          (incorporated by reference to Exhibit
                                          C to the Registrant's Current Report
                                          filed on Form 8-K, dated April 20,
                                          1995).

                      Exhibit No. 28.4    First Amendment to the Agreement for
                                          the Purchase and Sale of Real Estate,
                                          dated as of August 9, 1995, between
                                          Churchill & Banks, Ltd., ADA
                                          Corporation of North Carolina, and the
                                          Registrant (incorporated by reference
                                          to Exhibit C to the Registrant's
                                          Current Report filed on Form 8-K,
                                          dated August 9, 1995).

                      Exhibit No. 28.5    Second Amendment to the Agreement for
                                          the Purchase and Sale of Real Estate,
                                          dated as of April 19, 1996, between
                                          Churchill & Banks, Ltd., ADA
                                          Corporation of North Carolina, and the
                                          Registrant (incorporated by reference
                                          to Exhibit 28.5 to the Registrant's
                                          Quarterly Report filed on Form 10-Q
                                          for the period ended March 31, 1996).

                      Exhibit No. 28.6    Third Amendment to the Agreement for
                                          the Purchase and Sale of Real Estate,
                                          dated as of September 10, 1996,
                                          between Churchill & Banks, Ltd., ADA
                                          Corporation of North Carolina, and
                                          the Registrant (incorporated by
                                          reference to Exhibit 10.1 to the
                                          Registrant's Current Report filed on
                                          Form 8-K, dated September 25, 1996).

                      Exhibit No. 28.7    Fourth Amendment to the Agreement for
                                          the Purchase and Sale of Real Estate,
                                          dated as of September __, 1996,
                                          between Churchill & Banks, Ltd., ADA
                                          Corporation of North Carolina, and
                                          the Registrant (incorporated by
                                          reference to Exhibit 10.2 to the
                                          Registrant's Current Report filed on
                                          Form 8-K, dated September 25, 1996).

                      Exhibit No. 28.8    Fifth Amendment to the Agreement for
                                          the Purchase and Sale of Real Estate,
                                          dated as of


                                          September 27, 1996,  between
                                          Wellington Center Associates, LLC,
                                          ADA Corporation of North Carolina,
                                          and the Registrant (incorporated by
                                          reference to Exhibit 10.3 to the
                                          Registrant's Current Report filed on
                                          Form 8-K, dated. September 25, 1996).


   (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K during the quarter for which this report is filed; the Form 8-K reported Item 2, Acquisition or Disposition of Assets, and was dated September 25, 1996.

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS.

      In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

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

      The cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 above and elsewhere by the Registrant should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Registrant prior to the effective date of such Act. Forward looking statements are beyond the ability of the Registrant to control and in many cases the Registrant cannot predict what factors would cause actual results to differ materially from those indicated by the forward looking statements.

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

                                     CAROLINA INVESTMENT PARTNERS
                                     LIMITED PARTNERSHIP (Registrant)

                                     BY:  WALSMITH ASSOCIATES TWO,
                                           General Partner


                                     /s/ Alton L. Smith, III
                                     -------------------------------------
                                     Alton L. Smith, III, General Partner


Date:  November 15, 1996.

                               INDEX TO EXHIBITS

                                                                      Sequential
Exhibit No.                        Description                         Page No.
-----------                        -----------                        ----------
    27       Financial Data Schedule

   28.1 Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant
             (incorporated by reference to Exhibit 6A to the Registrant's Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

   28.2 Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February
             1, 1990, between Wellington Park Associates and the
             Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report filed on Form 10-K for the period ended December 31, 1989).

   28.3 Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks,
             Ltd., ADA Corporation of North Carolina, and the
             Registrant (incorporated by reference to Exhibit C to the Registrant's Current Report filed on Form 8-K, dated April 20, 1995).

   28.4 First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of
             North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant's Current
             Report filed on Form 8-K, dated August 9, 1995) .

   28.5 Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between

             Churchill & Banks, Ltd., ADA Corporation of North
             Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant's
             Quarterly Report filed on Form 10-Q, for the period ended March 31, 1996).

   28.6 Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of
             North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current
             Report filed on Form 8-K, dated September 25, 1996).

   28.7 Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September __, 1996, between Churchill & Banks, Ltd., ADA Corporation of
             North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Current
             Report filed on Form 8-K, dated September 25, 1996).

   28.8 Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA
             Corporation of North Carolina, and the Registrant
             (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report filed on Form 8-K, dated.
             September 25, 1996).