Form 10-K405
period 1996-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1997-03-31
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the transaction period from to

                         Commission File Number 0-15571

                CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         North Carolina                                56-1494619
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

Suite 100, 4000 Blue Ridge Road
Raleigh, North Carolina                                       27612
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (919) 781-1700

Securities registered pursuant to Section 12(b) of the Act:  None

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

         Market Value of 5,875 Units held by nonaffiliates as of March 21, 1997 was $3,927,261 (based upon the offering price of $1,000 less the amount distributed per Unit).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         5,900 Units outstanding as of March 21, 1997

The total number of pages contained in this document is 19 pages.

                                     PART I

Item 1.  Business.

         Carolina Investment Partners, Limited Partnership (the "Registrant") is a limited partnership organized in 1985 under the North Carolina Uniform Limited Partnership Act. The Registrant was formed for the purpose of investing in certain unimproved real properties located in Cary, North Carolina. The Registrant acquired these properties, commonly known as the Martin Parcel and the Wellington Parcel, in 1986. See "Properties." The Registrant has the option to develop the Martin Parcel for office and institutional uses or hold it for resale. Its only option for the Wellington Parcel is to hold it for resale. At this time the Registrant is not developing the Martin Parcel and is attempting to resell it. However, the Registrant will consider its options with respect to development of the Martin Parcel and may formulate a plan for development of the Martin Parcel. A portion of the Wellington Parcel has been sold, and the remainder (the "Outparcels") is under contract.

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

                                    [MAP GOES HERE]



         The Martin Parcel contains approximately 25.1 acres of unimproved land which is divided into two tracts by the Cary Parkway. The tract lying to the west of the Cary Parkway contains 15.76 acres of land, while the tract lying to the east of the Cary Parkway contains 9.34 acres of land. The Martin Parcel is located immediately to the north of the Interchange.

         The Wellington Parcel consists of approximately 16.3 acres of land located approximately one-half mile south of the Interchange and adjacent to the Cary Parkway and Tryon Road. The Wellington Parcel is part of a 216- acre planned unit development ("PUD") known as Wellington Park. On September 25, 1996
10.9 acres of the Wellington Parcel were sold to Wellington Center Associates, LLC ("WCA"), successor to Churchill & Banks, Ltd. The remaining 5.40 acres, the "Outparcels", is under contract by WCA and is scheduled to close by September 10, 1997. The Agreement for the Purchase and Sale of Real Estate, as amended, between WCA, the Registrant, and ADA Corporation of North Carolina ("ADA"), an affiliate of the Registrant's General Partner, contains a number of conditions to closing which must be satisfied prior to closing on the Outparcels. Consequently, there can be no assurance that the Agreement will result in a closing on the Outparcels. Under the terms of the amended Agreement, WCA is developing the Outparcels as it develops the portion it purchased (the "Main Site").

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

         The purchase contract between the original seller of the Wellington Parcel (the "Wellington Seller") and the Registrant includes a put option which permits the Registrant, at its option, to require the Wellington Seller to repurchase the Wellington Parcel for approximately $3,669,000 on or after July 18, 1989. The contract also provides that the Wellington Seller will share evenly with the Registrant in any profits resulting from the sale of the Wellington Parcel. However, this equity sharing arrangement was amended during 1990 to increase to more than 87.5% the percentage of profits to be retained by the Registrant if the Wellington Parcel is sold to a third party other than by exercise of the put option by the Registrant. If the put option is exercised, the Registrant will retain only 50% of the profit from sale of the Wellington Parcel. See Item 11 "Executive Compensation" for a more detailed discussion of the amount of appreciation paid to the Wellington Seller upon sale of the Wellington Parcel to WCA.

         Upon the sale of the Wellington Parcel or the Martin Parcel, the General Partner is entitled to a broker listing fee under some circumstances. See Item 11 "Executive Compensation." In addition to the broker listing fee, in the event the parcel is sold by a broker unaffiliated with the General Partner, the Registrant may pay the unaffiliated broker a 2.5% broker-reallowance fee.

Item 3.  Legal Proceedings.

         No material legal proceedings are pending against the Registrant or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 1996.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

                 (a) The Registrant has no common stock. There is no established public trading market for the Units.

                 (b) The Registrant had 977 Limited Partners holding 5,900 Units as of March 21, 1997. The number of Limited Partners was determined by the Partnership's records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

                 (c) On November 4, 1996 the Registrant paid its first cash distribution since its formation. The Registrant anticipates the sale and closing of the Outparcels by September 10, 1997. These sales, if closed, will provide the Registrant with additional funds, of which the Registrant expects to retain approximately $100,000 for future operating needs, and distribute the remainder to the partners in accordance with the Partnership Agreement.

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

Item 6.  Selected Financial Data.


                                                1996             1995              1994             1993            1992
                                                ----             ----              ----             ----            ----

Summary of  Operations:
     Gain on Sale of Land                 $1,382,081             $-0-              $-0-             $-0-            $-0-

     Other Income                             12,174           39,158             2,776            2,570           4,703

     Expenses                                 58,040           41,455            35,529           40,735          36,343

     Net Income (Loss)                     1,336,215          (2,297)          (32,753)         (38,165)        (31,640)

Net Income (Loss)     per
limited  partnership unit:
         From gain on sale
         of land                              231.91              -0-               -0-              -0-             -0-
         From other
         operations                            <7.78>            <.39>            <5.55>           <6.47>          <5.36>
         Total per unit                       224.13            <.39>            <5.55>           <6.47>          <5.36>

     Distribution per unit                    331.53              -0-               -0-              -0-             -0-

Selected Balances:
     Land held for
     Investment                            4,001,280        4,822,183         4,822,183        4,822,183       4,822,183

     Total Assets                          4,206,804        4,855,624         4,826,351        4,878,893       4,899,144

     Long term obligations                       -0-              -0-               -0-              -0-             -0-

     General Partner's
     equity                                      -0-              -0-               -0-              -0-             -0-

     Limited Partners'     equity          4,184,962        4,818,568         4,820,865        4,853,618       4,891,783



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         The Registrant's operations resulted in a net income of $1,336,215 during 1996, compared to net losses of $2,297 in 1995 and $32,753 in 1994. The primary differences between 1996 and 1995 and 1994 were:

1. During 1996 the Registrant sold approximately 10.9 acres of the Wellington Parcel at a net gain of $1,382,081. There were no land sales in 1995 or 1994.

2. During 1996 the Registrant received $11,300 of non-refundable deposits on the sale of the Wellington Parcel. During 1995 the Registrant received $2,000 in forfeited earnest money deposits. There were no non-refundable deposits in 1994.

3. In 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664. Income from the sale of timber was $1,648 in 1994. There were no timber sales in 1996.

4.       Expenses in 1996 include:

         (bullet) An increase in property taxes due to revaluation of the Wellington Parcel and its annexation by the Town of Cary. Property taxes in 1996 were approximately $13,000 and $10,500 more than 1995 and 1994, respectively.

         (bullet) An increase in accounting fees due to the additional services relating to the sale of the land, determination of the gain allocation, and preparing the distribution of funds to the partners. Accounting fees in 1996 were approximately $2,600 and $3,600 more than 1995 and 1994, respectively.

         (bullet) Survey costs of approximately $3,100 relating to sale of the Wellington Parcel. There were no survey costs in 1995 or 1994.

         (bullet) Costs of filing the Registrant's reports with the SEC electronically. Electronic filing was required beginning in 1995. Costs totaled approximately $2,900 in 1996, $1,800 in 1995, and -0- in 1994.

         (bullet) Legal, printing, and mailing costs relating to 8-K filings with the SEC and distribution of the filings to the limited partners were $1,072 in 1996. Costs of a similar nature in 1995 and 1994 were $2,043 and $1,710 respectively.

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

         The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks") (predecessor to WCA), and ADA Corporation of North Carolina ("ADA"), which is affiliated with the General Partner, executed an agreement (the "Agreement") for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The Agreement was amended in August 1995, April 1996, and three times in September 1996. In addition to other matters, the amendments to the Agreement provided for 10.96 acres (the "Main Site"), of which 10.91 acres were owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of four outparcels (the "Outparcels"), of which 5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels. The purchase price for the land is $5.25 per net square foot, which yields a sales price to the Registrant and ADA of $3,927,750. The closing for the sale of the Main Site was held on September 25, 1996. The Registrant's net sales proceeds was $2,202,984 (net of closing costs) for the sale of the Main Site.

The Registrant's proceeds were utilized as follows:

        Gross sales price                                  $2,388,000
        Commissions and broker re-allowance fees            (179,100)
        Deed stamps and attorney fees                         (5,916)
                                                       ---------------
                 Net sales proceeds                       $2,202, 984

        Wellington Parcel property taxes                     (16,511)
        Repayment of note payable to General Partner         (16,819)
        Funds reserved for future operating needs           (199,833)
                                                       ---------------

        Funds available for distribution to partners       $1,969,821
                                                         ======================

         Under the terms of the contract through which the Registrant purchased the Wellington Parcel none of the profit was due to the Wellington Seller (see
Item 2. "Properties"). The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the gain is $13,821 (net sales proceeds of $2,202,984 less the Registrant's basis in the property sold, $820,903, equals a gain of $1,382,081; 1% of which is $13,821).

         On November 4, 1996 the Registrant distributed a total of $1,969,821, with $1,956,000 going to the limited partners ($331.53 per unit) and $13,821 to the General Partner.


         The Churchill & Banks Agreement contains a number of conditions to closing which must be satisfied prior to closing on the Outparcels. Consequently, there can be no assurance that the Agreement will result in a closing on the Outparcels. Wellington Center Associates, LLC, a successor-in-interest to Churchill & Banks, has exercised its option to extend closing on the Outparcels.

         As of March 20, 1997, the Registrant has $196,128 in cash and short-term investments, which is sufficient to meet its needs during the next year. The General Partner anticipates the sale and closing of the Outparcels (see discussion above) by September 10, 1997. These sales, if closed, will provide the Registrant with additional funds. The Registrant expects to retain approximately $100,000 from such sales, if any, for future operating needs and distribute the remainder to the partners in accordance with the Partnership Agreement.

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

         None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner. The General Partner is Walsmith Associates Two, a North Carolina general partnership. Except as expressly provided in the Partnership Agreement, the General Partner has the power to do any and all things necessary or incident to the conduct of the Registrant's business. The general partners of the General Partner are:




                                                    -----------------------------------------------------------------------
                                                                          Business Experience During
                                                                           Past Five Years, Family
                                                                       Relationships and Directorships
NAME                            AGE                                          in Public Companies
                                                    -----------------------------------------------------------------------
Donald F. Walston               55                  President since 1982, and founder of Howard Perry and Walston Realty,
                                                    Inc., a residential real estate brokerage company located in the
                                                    Research Triangle area of North Carolina.

Alton L. Smith, III             48                  Mr. Smith is a principal owner, and Executive Vice President of
                                                    Howard Perry & Walston Realty, Inc.  Mr. Smith is also an officer and director of Trademark Properties, Inc.  Mr. Smith is the brother of C.
                                                    Stephen Smith

C. Stephen Smith                47                  Mr. Smith is an independent commercial real estate broker.  Mr. Smith is the brother of Alton L. Smith, III


         To the knowledge of the Registrant, no person is the beneficial owner of more than 590 units, 10% of the outstanding Units.

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

         Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee. This fee for 1996 was paid to the General Partner by the Registrant during the first quarter of 1997.

         If any portion of the Registrant's properties are developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon he cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 1996.

         The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. During the year ended December 31, 1996, the Registrant paid affiliates of the General Partner $5,821 for record keeping, securities law filings and other administrative services.

         The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner received a distribution of $13,821 during the year ended December 31, 1996. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Upon the sale of the Martin Parcel and the Wellington Parcel, the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid a broker listing fee of $59,700 (2 1/2% of $2,388,000) to the General Partner during the year ended December 31, 1996. Additionally, a broker listing fee of $47,760 (2% of $2,388,000) was paid to an affiliate of the General Partner.

         No other amounts were paid for services during the year ended December 31, 1996 to the General Partner or any of its partners or employees.

         If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 1996.

         The General Partner receives cash to the extent it is allocated income. Pursuant to the Partnership Agreement, the General Partner is allocated 1% of each material item of Partnership income, gain, loss, deduction, or credit. Otherwise all distributions are to the limited partners until such time as these distributions equal their original capital contributions plus an additional return of 10% per annum simple interest on their outstanding capital contribution (original contributions as reduced by any prior distributions). Thereafter, Partnership distributions will be allocated 10% to the General Partner and 90% to the limited partners.

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

The Interest Factor could result in reduction of the amount to be received by the Wellington Seller to zero, but cannot result in the Wellington Seller owing any payment to the Registrant. In relation to the sale of the Main Site of the Wellington Parcel in September 1996, the Interest Factor exceeded the Wellington Seller's share of appreciation. Therefore, the Registrant did not pay any amounts to the Wellington Seller during the year ended December 31, 1996.

         Information about comparative five-year return on investment in the Registrant compared to market indexes has not been included herein because there is no public market in Units of the Registrant. The limited partnership agreement of the Registrant places substantial restrictions on transfer of Units of the Registrant. Accordingly, the Registrant believes comparisons to indexes of publicly traded securities would not be meaningful disclosure for investors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) As of March 21, 1997, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 21, 1997:



                                                            Amount and
        Title            Name & Address                       Nature         Percent of Class


Limited Partnership    Alton L. Smith III                   25 units (1)            *
         Unit           4000 Blue Ridge Road, Suite 100
                        Raleigh, NC  27612

* Indicates less than 1%.
(1) Held in trust for Mr. Smith's children. Mr. Smith serves as trustee of the trust.

         (b) As a limited partnership, the Registrant has no officers and directors, although Alton L. Smith, III, a general partner of the General Partner, serves the Registrant in the role of its principal financial "officer". The General Partner has contributed $1,000 to the Registrant's capital account; however, this contribution is not treated as the equivalent of a Unit of limited partnership interest. The General Partner's contribution constitutes less than 1% of the total capital contributed to the Registrant. Messrs. Walston, Smith and Smith are general partners of the General Partner. Alton L. Smith III beneficially owns 25 units through a trust, for which he serves as trustee. Neither Mr. Walston nor Mr. C. Stephen Smith beneficially owns any units of the Registrant.

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

                  (3)    Exhibit  Index.   All  exhibits  are   incorporated  by
                         reference.

         (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 1996.

         (c) The following exhibits have been filed by the Registrant with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (File Number 0-15571) and are incorporated herein by reference:

                   Exhibit No. 3.1           Amended Agreement of Limited Partnership of the
                                             Registrant



                                             (incorporated by reference to Exhibit
                                             4.1 to the Registrant's Annual Report filed on Form
                                             10-K for the year ended December 31, 1986).


                   Exhibit No. 10.1          Purchase Agreement between Registrant and Walsmith
                                             Associates regarding the Martin Parcel
                                             (incorporated by reference to Exhibit 10.1 to the
                                             Registrant's Annual Report filed on Form 10-K for
                                             the year ended December 31, 1986).

                   Exhibit No. 10.2          Offer to Purchase and Contract for the Sale and
                                             Purchase of Real Estate, dated as of January 24,
                                             1986, between Wellington Park Associates and the
                                             Registrant (incorporated by reference to Exhibit 6A
                                             to the Registrant's Quarterly Report filed on Form
                                             10-Q for the period ended June 30, 1989).

                   Exhibit No. 10.3          Agreement between the North Carolina Department of
                                             Transportation and Walsmith Associates
                                             (incorporated by reference to Exhibit 10.3 to the
                                             Registrant's Annual Report on Form 10-K for the
                                             year ended December 31, 1986).

                   Exhibit No. 10.4          Assignment and Assumption Agreement between the
                                             Registrant and Walsmith Associates (incorporated by
                                             reference to Exhibit 10.4 to the Registrant's
                                             Annual Report on Form 10-K for the year ended
                                             December 31, 1986).

                   Exhibit No. 10.5          Amendment to Offer to Purchase and Contract for the
                                             Sale and Purchase of Real Estate, dated as of
                                             February 1, 1990, between Wellington Park
                                             Associates and the Registrant (incorporated by
                                             reference to Exhibit 10.6 to the Registrant's
                                             Annual Report filed on Form 10-K for the period
                                             ended December 31, 1989).

                   Exhibit No. 10.6          Agreement for the Purchase and Sale of Real Estate,
                                             dated as of April 20, 1995, between Churchill &
                                             Banks, Ltd., ADA Corporation of North Carolina, and
                                             the Registrant (incorporated by reference to
                                             Exhibit C to the Registrant's Current Report filed
                                             on Form 8-K, dated April 20, 1995 ).

                   Exhibit No. 10.7          First Amendment to the Agreement for the



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

                   Exhibit No. 10.8          Second Amendment to the Agreement for the Purchase
                                             and Sale of Real Estate, dated as of April 19,
                                             1996, between Churchill & Banks, Ltd., ADA
                                             Corporation of North Carolina, and the Registrant
                                             (incorporated by reference to Exhibit 28.5 to the
                                             Registrant's Quarterly Report filed on Form 10-Q
                                             for the period ended March 31, 1996).

                   Exhibit No. 10.9          Third Amendment to the Agreement for the Purchase
                                             and Sale of Real Estate, dated as of September 10,
                                             1996, between Churchill & Banks, Ltd., ADA
                                             Corporation of North Carolina, and the Registrant
                                             (incorporated by reference to Exhibit 10.1 to the
                                             Registrant's Current Report filed on Form 8-K,
                                             dated September 25, 1996).

                   Exhibit No. 10.10         Fourth Amendment to the Agreement for the Purchase
                                             and Sale of Real Estate, dated as of September __,
                                             1996, between Churchill & Banks, Ltd., ADA
                                             Corporation of North Carolina, and the Registrant
                                             (incorporated by reference to Exhibit 10.2 to the
                                             Registrant's Current Report filed on Form 8-K,
                                             dated September 25, 1996).

                   Exhibit No. 10.11         Fifth Amendment to the Agreement for the Purchase
                                             and Sale of Real Estate, dated as of September 27,
                                             1996, between Wellington Center Associates, LLC,
                                             ADA Corporation of North Carolina, and the
                                             Registrant (incorporated by reference to Exhibit
                                             10.3 to the Registrant's Current Report filed on
                                             Form 8-K, dated September 25, 1996).

                   Exhibit No. 27            Financial Data Schedule


         (d) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements attached hereto or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.

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


Signature                                            Capacity                   Date



/s/Donald F. Walston                    General Partner of Walsmith            March 26, 1997
------------------------------------
                                        Associates Two, general partner of
                                        the Registrant



/s/Alton, L. Smith, III
                                        General Partner of Walsmith            March 26, 1997
                                        Associates Two, general partner of
                                        the Registrant


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

                          YEAR ENDED DECEMBER 31, 1996

                CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

                             RALEIGH, NORTH CAROLINA

Form 10-K--Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 1996


LIST OF FINANCIAL STATEMENTS

The following financial statements of Carolina Investment Partners, Limited Partnership are included in Item 8:

Independent Auditors Report                                              F-1

Balance Sheets--December 31, 1996 and 1995..                             F-2

Statements of Operations--Years Ended
 December 31, 1996, 1995 and 1994                                        F-3

Statements of Changes in Partners' Equity--Years Ended
 December 31, 1996, 1995, and 1994.                                      F-4

Statements of Cash Flows--Years Ended December 31, 1996,
 1995, and 1994                                                          F-5

Notes to Financial Statements                                            F-6


Schedules to the financial statements for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable or the required information is included in the financial statements or the notes thereto.

                       (Lynch & Howard, P.A. Letterhead)


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Carolina Investment Partners Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 1996 and December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Lynch & Howard, P.A.

March 25, 1997

                                                                       Exhibit A


                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                                 BALANCE SHEETS

                                     ASSETS

                                                           December 31
                                                       1995            1995
                                                    ----------     ------------
ASSETS

  Cash                                                $  194,254      $      542
  Short-term investments                                  11,270          32,796
  Land held for investment (Note 6)                    4,001,280       4,822,183
  Other asset                                                  0             103
                                                      -----------     ----------
                                                      $4,206,804      $4,855,624
                                                     ===========      =========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accounts payable--trade                             $   13,898      $   19,948
  Accounts payable--related party                          7,944           1,044
  Notes payable-related party                                  0          16,064
                                                      ----------      ----------
       Total Liabilities                              $   21,842      $   37,056
                                                      ----------      ---------
PARTNERS' EQUITY
  General Partner's equity                            $        0      $        0
  Limited partners' equity; 5,900 units
    authorized, issued and outstanding                 4,184,962       4,818,568
                                                      ----------       ---------
       Total Partners' Equity                         $4,184,962      $4,818,568
                                                      ----------      ----------
                                                      $4,206,804      $4,855,624
                                                      ==========       =========

   The Notes to Financial Statements are an integral part of this statement.

                                                                       Exhibit B

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina

                            STATEMENT OF OPERATIONS



                                                 Year Ended December 31

                                              1996           1995               1994
                                             -----           ------              -----
REVENUES:
  Gain on sale of land--net of related       $ 1,382,081    $         0    $         0
   party commissions paid of $107,460
   (Note 7)
  Sales of timber--net                                 0         35,664          1,648
  Interest and other income                       12,174          3,494          1,128
                                            ------------    ------------    -----------
      Total Revenues                         $ 1,394,255    $    39,158    $     2,776
                                            ------------    -----------    -----------
OPERATING EXPENSES:
  General and administrative expenses        $    49,219    $    35,784    $    30,006
  Related party expenses                           8,821          5,671          5,523
                                             ------------    ------------    -----------
      Total Operating Expenses               $    58,040    $    41,455    $    35,529
                                             -----------    -----------    -------------
NET INCOME (LOSS)                            $ 1,336,215    $    (2,297)   $   (32,753)
                                              ==========     ==========     ===========
ALLOCATION OF NET INCOME (LOSS) TO
 (Note 2):
  General Partner:
    From gain on sale of land                $    13,821    $         0    $         0
    From other operations                              0              0              0
                                            ------------    ------------    -----------
       Total to General Partner              $    13,821    $         0    $         0
                                            ------------    ------------    -----------
   Limited partners:
     From gain on sale of land               $ 1,368,260    $         0    $         0
     From operations                             (45,866)        (2,297)       (32,753)
                                            ------------    ------------    -----------
       Total to Limited Partners             $ 1,322,394    $    (2,297)   $   (32,753)
                                             ------------    ------------    -----------
                                             $ 1,336,215    $    (2,297)   $   (32,753)
                                            ============    =============   =============
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT:
 (Based on 5,900 weighted average limited
    partnership units outstanding during
    each year)
    From gain on sale of land                $    231.91    $         0    $         0
    From operations                                (7.78)         (0.39)         (5.55)
                                            ------------    ------------    -----------
                                             $    224.13    $     (0.39)   $     (5.55)
                                             ==========      ===========    ===========

   The Notes to Financial Statements are an integral part of this statement.

                                                               Exhibit C

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY




                                      Limited     General        Limited
                                    Partnership  Partner's       Partner's
                                        Units     Equity          Equity        Total

Balance at January 1, 1994            5,900   $      --      $ 4,853,618    $ 4,853,618
Net loss for 1994                      --            --          (32,753)       (32,753)
                                      ------ ------------    ------------    --------
Balance at December 31, 1994          5,900   $      --      $ 4,820,865    $ 4,820,865
Net Loss for 1995                      --            --           (2,297)        (2,297)
                                      ------  ------------    ------------    ---------
Balance at December 31, 1995          5,900   $      --      $ 4,818,568    $ 4,818,568
Net income for 1996                    --          13,821      1,322,394      1,336,215
Distributions for 1996:
    General Partner                    --         (13,821)          --          (13,821)
    Limited partners ($331.53
       per unit)                       --            --       (1,956,000)    (1,956,000)
                                      ------ ------------    ------------    ---------
Balance at December 31, 1996          5,900   $      --      $ 4,184,962    $ 4,184,962
                                      =====  =============   ===========     ===========

                                                               Exhibit D

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina

                             STATEMENT OF CASH FLOWS




                                                 Year Ended December 31

                                              1996              1995        1994


OPERATING ACTIVITIES:
  Net income (loss)                            $ 1,336,215    $    (2,297)   $   (32,753)
  Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Changes in operating assets and
        liabilities:
          Land held for investment                 820,903              0              0
          Other asset                                  103              0              0
          Accounts payable--trade                   (6,050)        14,597        (16,556)
          Accounts payable--related party            6,900            909         (3,233)
                                                 ------------    ------------    ---------
          Net Cash Provided By (Used In)
            Operating Activities               $ 2,158,071    $    13,209    $   (52,542)
                                                 ------------    ------------    ---------
FINANCING ACTIVITIES:
  Proceeds from note payable--related party    $         0    $    55,000    $         0
  Repayment of note payable--related party         (16,064)       (38,936)             0
  Distribution to General Partner                  (13,821)             0              0
  Distribution to limited partners              (1,956,000)             0              0
                                                 ------------    ------------    ---------
          Net Cash Provided By (Used In)
            Financing Activities               $(1,985,885)   $    16,064    $         0
                                                 ------------    ------------    ---------
NET INCREASE (DECREASE) IN CASH                $   172,186    $    29,273    $   (52,542)

CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR        33,338          4,065         56,607
                                                 ------------    ------------    ---------
CASH AND CASH EQUIVALENTS--END OF YEAR         $   205,524    $    33,338          4,065
                                               ============== ===============    =========
Supplemental Disclosure of Cash Flows
  Information:

  Cash paid during the year for interest       $     1,127    $     1,805    $         0
                                                 =========     ==========     =============

   The Notes to Financial Statements are an integral part of this statement.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996


(1)    ORGANIZATION AND NATURE OF OPERATIONS

       Carolina Investment Partners Limited Partnership (the "Partnership") was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina General Partnership, is the general partner ("General Partner"). The Partnership has invested in two parcels of real estate located in Cary, North Carolina.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Statement of Cash Flows

       For the purposes of reporting cash flows, the Partnership considers cash equivalents to be cash on hand, cash in banks, and all highly debt instruments with a maturity of less than three months.

       Land Held for Investment


       Land held for investment is stated at contract cost plus highway interchange construction costs and capitalized appraisal, survey, and closing costs and adjusted for impairments as required by Financial Accounting Standards Board Statement No. 121. Management compares the cost of land held to sales of similar property to determine the potential for impairment. There are no material differences between the book and federal tax cost basis of the property.

       Income Taxes

       No provision has been made for income taxes since income or loss is includable in the partner's returns as they report to tax authorities in their respective capacities as partners.

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

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996


(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Concentrations of Credit Risk

       The Partnership maintains cash deposits in banks in excess of the federally insured amounts.

       Allocation of Net Income or Net Loss

       Pursuant to the Partnership Agreement, the General Partner is allocated 1% of each material item of Partnership income, gain, loss, deduction or credit. The limited partners receive 99% of each material item of Partnership income, gain, loss, deduction or credit until their original capital contributions plus interest have been distributed (see Cash Distribution Policy below). Thereafter, the net income is allocated 10% to the General Partner and 90% to limited partners.

       Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner's capital account balance shall be less than zero. Thus, no loss from operations was allocated to the General Partner for the years ended December 31, 1996, 1995 or 1994. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 1996, 1995 and 1994 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

       Reclassifications

       Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on net income or partners' equity as previously reported.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

(3)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair value of the Partnership's note payable-related party is deemed to be the same as its carrying amount. The fair market value is estimated based on the quoted market prices for the same or similar issues or on the current rates that the Partnership can obtain for debt of the same remaining maturity.

(4)    RELATED PARTY TRANSACTIONS

       The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. During 1996, an affiliate of the General Partner received a broker listing fee of $47,760 and the General Partner received a broker listing fee of $59,700 (See Note 7).

       This Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting, administrative services and engineering consulting totaling $5,821, $2,671 and $2,523 during 1996, 1995 and 1994, respectively. Amounts payable to related parties at December 31, 1996 and 1995 were $7,944 and $1,044, respectively.

(5)    NOTE PAYABLE-RELATED PARTY

       On February 2, 1995 the General Partner made a loan to the Partnership of $55,000. The purpose of this loan was to fund the current operating expenses of the Partnership. The note is payable upon the sale of Partnership properties or other sources of funds that become available but was to be paid in full no later than June 1, 1996. As of June 1, 1996 the Partnership had not closed on the pending land sale; therefore, the General Partner made another loan to the Partnership of $16,064, the balance of the first loan. This loan was paid off on September 30, 1996 (See Note 7). Both notes accrued interest at prime plus one percent and the interest was payable quarterly. The balance of the loans at December 31, 1996 and 1995 was $0 and $16,064, respectively. Interest expense for the years ended December 31, 1996, 1995 and 1994 was $1,127, $1,805 and $0, respectively.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996


(6)    LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS

       Martin Parcel

       In June 1986, the Partnership purchased for approximately $3,080,200 and undeveloped 26.7 acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner.

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

       The Partnership sold approximately 10.9 acres of the Wellington Parcel during 1996 (See Note 7).

       The remaining 5.4 acres of the Wellington Parcel are under contract to close on or before September 10, 1997, in conjunction with sale of the above 10.9 acres. The agreement divides the 5.4 acres into four outparcels. The agreement contains a number of conditions to closing which must be satisfied prior to closing on the outparcels. Consequently, there can be no assurance that the agreement will result in a closing on the outparcels. In addition, the Partnership has granted the buyer rights to begin preliminary site grading and construction preparation activities prior to the outparcel closings.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

(7)    GAIN ON SALE OF LAND

       In September 1996 the Partnership sold approximately 10.9 acres of the Wellington Parcel to a third party. The total sales price for the property, a portion of which was owned by an affiliate of the General Partner, was $2,400,000. This sales price was allocated among the Partnership and the affiliate based upon acreage sold by each, with $2,388,000 to the Partnership and $12,000 to the affiliate. The Partnership's proceeds were utilized as follows:

Gross sales price                           $ 2,388,000
Commissions                                     (71,640)
Commissions-related party                      (107,460)
Deed stamps and attorney fees                    (5,916)
                                            -----------
Net Sales Proceeds                          $ 2,202,984

Wellington Parcel property taxes                (16,511)
Repayment of note payable and                   (16,819)
  accrued interest to General
  Partner

Funds reserved for future operating needs      (199,833)
                                            -----------
Funds Distributed To Partners               $ 1,969,821
                                            ===========


       The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the gain is $13,821 (net sales proceeds of $2,202,984 less the Registrant's basis in the property sold of $820,903 equals a gain of $1,382,081; 1% of this amount is $13,821).

       On November 4, 1996 the Registrant distributed a total of $1,969,821, with $1,956,000 going to the limited partners ($331.53 per unit) and $13,821 to the General Partner.

                                     INDEX TO EXHIBITS

                Exhibit No.                 Description
                  3.1                       Amended Agreement of Limited
                                            Partnership of the Registrant
                                            (incorporated by reference to
                                            Exhibit 4.1 to the Registrant's
                                            Annual Report filed on Form 10-K for
                                            the year ended December 31, 1986).


                  10.1 Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel
                                            (incorporated by reference to
                                            Exhibit 10.1to the Registrant's
                                            Annual Report filed on Form 10-K for
                                            the year ended December 31, 1986).

                  10.2 Offer to Purchase and Contract for the Sale and Purchase of Real
                                            Estate, dated as of January 24,
                                            1986, between Wellington Park
                                            Associates and the Registrant
                                            (incorporated by reference to
                                            Exhibit 6A to the Registrant's
                                            Quarterly Report filed on Form 10-Q
                                            for the period ended June 30, 1989).

                  10.3 Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                                            1986).

                  10.4 Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                                            1986).

                  10.5 Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant
                                            (incorporated by
                                            reference to Exhibit 10.6 to the
                                            Registrant's Annual Report filed on
                                            Form 10-K for the period ended
                                            December 31, 1989).

                  10.6 Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant
                                            (incorporated by reference to
                                            Exhibit C to the Registrant's
                                            Current Report filed on Form 8-K,
                                            dated April 20, 1995 ).

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

                  10.8 Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

                  10.9 Third Amendment to the Agreement for the Purchase and Sale of Real
                                            Estate, dated as of September 10,
                                            1996, between Churchill & Banks,
                                            Ltd., ADA Corporation of North
                                            Carolina, and the Registrant
                                            (incorporated by reference to
                                            Exhibit 10.1 to the Registrant's
                                            Current Report filed on Form 8-K,
                                            dated September 25, 1996).

                  10.10 Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September __, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant
                                            (incorporated by reference to
                                            Exhibit 10.2 to the

                                            Registrant's Current Report filed
                                            on Form 8-K, dated September 25,
                                            1996).

                  10.11 Fifth Amendment to the Agreement for the Purchase and Sale of Real
                                            Estate, dated as of September 27,
                                            1996, between Wellington Center
                                            Associates, LLC, ADA Corporation of
                                            North Carolina, and the Registrant
                                            (incorporated by reference to
                                            Exhibit 10.3 to the Registrant's
                                            Current Report filed on Form 8-K,
                                            dated September 25, 1996).


                  27                        Financial Data Schedule