Form 10-Q
period 1997-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1997-05-15
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________.

Commission file number 0-15571

                CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP
             (Exact name or registrant as specified in its charter)

         North Carolina                                   56-1494619
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

                         4000 Blue Ridge Road, Suite 100
                          Raleigh, North Carolina 27612
                     (Address of principal executive office)
                                   (Zip Code)

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

Yes  X             No
    ------              -------
                                   The Exhibit Index is located on Page ___.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         a)  Income Statement

                        STATEMENTS OF INCOME (Unaudited)


                                           Quarter Ended March 31

                                            1997          1996
                                            ----          ----

Deposits on sales contract                  $      0    $  1,800
Interest and other income                        552         265
                                          -----------   ---------
     Total                                       552       2,065

General and administrative expenses           17,627       9,276
                                            -----------   -------

NET INCOME (LOSS)                           $(17,075)   $ (7,211)
                                            ==========  =========


Allocation of net income (loss) to
         General Partner                    $    -0-    $     -0-
         Limited Partners                    (17,075)     (7,211)
                                            ---------   ---------
              TOTAL ALLOCATION              $(17,075)   $ (7,211)
                                            =========   ==========

Net income (loss) per limited partnership
  unit (based on 5,900 weighted average
  limited partnership units outstanding)    $  (2.89)   $   (1.22)
                                            =========   ==========


See notes to unaudited financial statements.

         b)       Balance Sheets
                                 BALANCE SHEETS

                                             March 31,     December 31,
                                               1997            1996
                                            (Unaudited)


ASSETS
     Cash                                     $   77,336   $  194,254
     Short-term investments                      111,348       11,270
                                              ----------   ----------
         CASH AND CASH EQUIVALENTS               188,684      205,524

     Land held for investment--Note B          4,001,280    4,001,280
     Other assets                                  2,427          -0-
                                              ----------   ----------
        TOTAL ASSETS                          $4,192,391   $4,206,804
                                              ==========   ==========


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                   $   18,067   $   13,898
     Accounts payable-related party                6,437        7,944
                                              ----------   ----------
       TOTAL LIABILITIES                          24,504       21,842
                                              ----------   ----------

PARTNERS' EQUITY

     General partner's equity                        -0-          -0-
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding    4,167,887    4,184,962
                                              ----------   ----------
       TOTAL PARTNERS' EQUITY                  4,167,887    4,184,962
                                              ----------   ----------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                  $4,192,391   $4,206,804
                                              ==========   ==========

See notes to unaudited financial statements.

         c)       Statements of Changes in Partners' Capital

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                       Limited       General         Limited
                      Partnership    Partner's      Partners'
                       Units         Equity          Equity           Total

Balance at
   January 1, 1997         5,900     $      0      $ 4,184,962      $ 4,184,962


Net loss for the
   quarter ended
  March 31, 1997                            0          (17,075)         (17,075)

                           -----     --------      -----------        ----------

BALANCE AT
 MARCH 31, 1997            5,900     $      0      $ 4,167,887       $ 4,167,887

                           =====     ========      ===========       ===========

Balance at
   January 1, 1996         5,900          -0-      $ 4,818,568       $ 4,818,568

Net loss for the
   quarter ended
   March 31, 1996                         -0-           (7,211)          (7,211)
                            -----    --------      -----------       -----------

BALANCE AT
 MARCH 31, 1996            5,900   $      -0-      $ 4,811,357       $ 4,811,357
                            =====    ========      ===========       ===========

See notes to unaudited financial statements.

         d)       Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                               Quarter Ended
                                                 March 31


                                             1997               1996
                                              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                              $ (17,075)   $  (7,211)
Increase in other assets                          (2,427)      (2,249)
Increase (decrease) in trade accounts
   payable                                         2,662       (4,798)
                                               ---------    ---------

     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES AND
     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                        (16,840)     (14,258)

Cash and cash equivalents at beginning
   of period                                     205,524       33,338
                                               ---------    ---------

     CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                         $ 188,684    $  19,080
                                               =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid for interest during the quarters ended March 31, 1997 and 1996 for interest was $0

See notes to unaudited financial statements

         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 1997 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

In September 1996 the Registrant sold approximately 10.9 acres of the Wellington Parcel to a third party under the terms of an Agreement for the Purchase and Sale of Real Estate, as amended ("the Agreement"), between the Registrant, Wellington Center Associates

 LLC (successor to Churchill & Banks, Ltd.) ("WCA"), and ADA Corporation of North Carolina ("ADA"), an affiliate of the Registrant's General Partner. The total sales price for the property sold, a portion of which was owned by ADA, was $2,400,000. This sales price was allocated among the Registrant and ADA based upon acreage sold by each, with $2,388,000 to the Registrant and $12,000 to ADA.

On May 5, 1997 the Registrant sold an additional .82 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sales price of $250,917 plus $11,054 interest.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Registrant's operations resulted in a net loss of $17,075 during the quarter ended March 31, 1997, compared to a net loss of $7,211 during the same period of 1996. The primary differences between 1997 and 1996 were:

1. In 1996 the Registrant had $1,800 income from a deposit to extend the WCA contract. There was no such deposit in 1997.

2. Expenses in 1997 include a $3,300 adjustment in accounting fees for the 1996 audit and tax returns. These fees were higher due to additional procedures required in relation to the land sale and distribution (see discussion below).

3. Expenses in 1997 increased approximately $4,000 for additional accounting and administrative services provided by related parties of the Registrant's General Partner. These additional services included
         (1) follow-up procedures performed when checks from the November, 1996 distribution were not received by some limited partners or had to be replaced and (2) revision of the Registrant's annual Form 10-K and financial statements.

         The Registrant, WCA, and ADA executed an agreement (the "Agreement") for WCA to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The Agreement was amended in August 1995, April 1996, and three times in September 1996. In addition to other matters, the amendments to the Agreement provided for 10.96 acres (the "Main Site"), of which
10.91 acres were owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of four outparcels (the "Outparcels"), of which 5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels, which WCA has exercised. The purchase price for the land is $5.25 per net square foot, which yields a sales price to the Registrant and ADA of $3,927,750. The closing for the sale of the Main Site was held on September 25, 1996. The Registrant's net sales proceeds was $2,202,984 (net of closing costs) for the sale of the Main Site.

         On May 5, 1997 the Registrant sold an additional .82 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sale price of $250,917 plus $11,054 interest. Due to the administrative costs of a distribution and anticipated closings on the other Outparcels, the Registrant will retain the net proceeds from this closing until the other Outparcel closings have been completed.

         As of May 12, 1997, the Registrant has $ 426,609 in cash and short-term investments, which is sufficient to meet its needs during the next year. The General Partner anticipates the sale and closing of the remaining Outparcels (see discussion above) by September 10, 1997. The WCA Agreement contains a number of conditions to closing which must be satisfied prior to closing on the remaining Outparcels which constitute approximately 4.585 acres. Consequently, there can be no assurance that the Agreement will result in a closing on the remaining Outparcels. These sales, if closed, will provide the Registrant with additional funds. The Registrant expects to retain funds from such sales, if any, for future operating needs and distribute the remainder to the partners in accordance with the Partnership Agreement.

         The Registrant maintains its excess funds in a money market account and a certificate of deposit at Triangle Bank. The General Partner believes these accounts are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

                                     Part II


Item 6.           Exhibits and Reports on Form 8-K

     (a)           Exhibit No. 3.1           Amended Agreement of Limited Partnership of the
                                             Registrant (incorporated by reference to Exhibit 4.1 to
                                             the Registrant's Annual Report filed on Form 10-K for the
                                             year ended December 31, 1986).


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

                   Exhibit No. 27            Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending March 31, 1997.

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

                          CAROLINA INVESTMENT PARTNERS
                        LIMITED PARTNERSHIP (Registrant)

                          BY: WALSMITH ASSOCIATES TWO,
                               General Partner


                          By: /s/ Alton L. Smith, III
                              Alton L. Smith, III, General Partner


Date:  May 14, 1997.

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