Form 10-Q
period 1997-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1997-08-13
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          X             No  _________

                                       The Exhibit Index is located on Page 15.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Information

         a)       Income Statement



                        STATEMENTS OF INCOME (Unaudited)
                                            Three Months Ended                          Six Months Ended
                                                    June 30                             June 30

                                                   1997                 1996                1997                 1996
                                                   ----                 ----                ----                 ----
Gain on sale of land                     $      169,678      $           -0-         $      169,678     $             -0-

Deposits on sales contract                          -0-               9,500                      -0-              11,300
Interest and other income                        14,073                 159                  14,626                  424
                                       -----------------     ---------------        ------------------    ----------------
     Total Income                               183,751               9,659                 184,304               11,724

General and administrative expenses              14,995              13,166                  32,622               22,442
                                       -----------------     ---------------        ------------------    ----------------

NET INCOME (LOSS)                      $        168,756       $      (3,507)     $          151,682        $     (10,718)
                                       =================     ===============        ==================    ================


Allocation of net income (loss) to:

General Partner:
     From Gain on sale of land         $        1,697        $          -0-     $           1,697        $        -0-
     From other operations                          -0-                 -0-                   -0-                 -0-
                                       -----------------     ---------------    ------------------    ----------------
        Total to General Partner                  1,697                 -0-                 1,697                 -0-
                                       -----------------     ---------------    ------------------    ----------------

Limited Partners:
    From Gain on sale of land                   167,981                 -0-               167,981                 -0-
    From other operations                         (922)             (3,507)              (17,996)            (10,718)
                                       -----------------      ---------------     ------------------    ----------------

       Total to Limited Partners                167,059             (3,507)               149,985            (10,718)
                                       -----------------     ---------------    ------------------    ----------------

       TOTAL ALLOCATION                  $      168,756        $   (3,507)      $      151,682           $   (10,718)
                                       =================     ==============     ==================    ================
Net income (loss) per limited
partnership unit (based
on 5,900 weighted average
limited partnership units
 outstanding):
    From Gain on sale of land          $          28.47      $          -0-     $          28.47      $           -0-
    From other operations                         (.16)               (.59)                (3.05)               (1.82)
                                          --------------      -------------      ----------------     ----------------
       TOTAL PER UNIT                  $          28.31      $        (.59)     $          25.42        $       (1.82)
                                       =================     ===============    ==================    ================

See notes to unaudited financial statements.

         b)       Balance Sheets
                                 BALANCE SHEETS


                                                            June 30,1997                                    December 31,
                                                            (Unaudited)                                     1996


ASSETS
     Cash                                                   $                   103,189  `   $              194,254
     Short-term investments                                                     413,992                      11,270
                                                            ----------------------------     -----------------------
         CASH AND CASH EQUIVALENTS                                              517,181                     205,524

     Land held for investment--Note B                                         3,939,362                   4,001,280
     Other assets                                                                 1,677                         -0-
                                                            ---------------------------     ------------------------

        TOTAL ASSETS                                        $                4,458,220       $            4,206,804
                                                            ============================     =======================


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                                 $                  19,980        $               13,898
     Accounts payable-related party                                              6,117                        7,944
     Distributions not claimed by limited partners                             95,479                           -0-
                                                            ----------------------------     -----------------------
       TOTAL LIABILITIES                                                        121,576                      21,842
                                                            ----------------------------     -----------------------

PARTNERS' EQUITY

     General partner's equity                                                     1,697                         -0-
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding                                   4,334,947                   4,184,962
                                                            ----------------------------     -----------------------
       TOTAL PARTNER'S EQUITY                                                 4,336,644                   4,184,962
                                                            ----------------------------     -----------------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                                $                 4,458,220       $           4,206,804
                                                            ============================     =======================

See notes to unaudited financial statements.

         c)       Statements of Changes in Partners' Capital

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                                   Limited               General                Limited
                                Partnership             Partner's              Partners'
                                   Units                  Equity                Equity                        Total

Balance at
   January 1, 1997                        5,900     $              -0-     $       4,184,962        $           4,184,962

Net income for the
six months ended
  June 30, 1997                                                  1,697               149,985                     151,682
                             -------------------    -------------------    ---------------------    ------------------------

BALANCE AT
 JUNE 30, 1997                            5,900     $            1,697       $     4,334,947       $            4,336,644
                             ===================    ===================    =====================    ========================

Balance at
   January 1, 1996                      5,900       $              -0-       $        4,818,568    $            4,818,568

Net loss for the
six months ended
   June 30, 1996             ___________                           -0-                 (10,718)                   (10,718)
                                                    -------------------    ---------------------    ------------------------

BALANCE AT
 JUNE 30, 1996                          5,900       $              -0-     $        4,807,850       $            4,807,850
                             ===================    ===================    =====================    ========================

See notes to unaudited financial statements.

         d)       Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)



                                                                                Six Months Ended
                                                                                    June 30

                                                                        1997                           1996
                                                                        ----                           ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                           $              151,682        $         (10,718)
Changes in assets and liabilities:
    Decrease in land held for investment                                    61,918                       -0-
    Increase in other assets                                               (1,677)                   (1,500)
    Increase (decrease) in trade accounts
         payable and distributions not claimed by
         limited partners                                                   99,734                   (5,298)
                                                            -----------------------    ----------------------

     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES AND
    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                   311,657                  (17,516)

Cash and cash equivalents at beginning
   of period                                                              205,524                     33,338
                                                            -----------------------    ----------------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                       $             517,181      $              15,822
                                                            =======================    ======================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the six months ended June 30, 1997 and 1996 for interest was $0 and $671, respectively

See notes to unaudited financial statements.

         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying June 30, 1997 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On May 5, 1997 the Registrant sold an additional .82 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sales price of $250,917. The Registrant's net sale proceeds were as follows:


       Gross sales price                                        $   250,917
       Commissions and broker re-allowance fee                     (18,819)
       Deed stamps                                                    (502)
                                                             ---------------
                         Net sales proceeds                         231,596
                                                             ===============

Additionally, the Registrant received interest of $11,054 from WCA at the closing under the terms of the Agreement.

Under the terms of the contract through which the Registrant purchased the Wellington Parcel (see discussion above) none of the profit was due to WPA. The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. Accordingly, the General Partner's share of the gain is $1,697 (net sales proceeds of $231,596 less the Registrant's basis in the property sold, $61,918, equals a gain of $169,678; 1% of which is $1,697).

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.

         The Registrant's operations resulted in net income of $168,756 and $151,682 during the quarter and six months ended June 30, 1997, respectively, compared to net losses of $3,507 and $10,718 during the same periods of 1996. The primary differences between 1997 and 1996 were:

         Quarter Ended June 30:
          o A gain of $169,678 in 1997 from the sale of approximately .82 acres of the Registrant's Wellington Parcel (see discussion below) and no similar transaction in 1996.

          o Interest of $11,054 in 1997 received by the Registrant due to the deferral of the property closing from September, 1996.

          o   Interest earnings in 1997 of $2,600 from certificates of deposit.

          o $9,500 in non-refundable deposits in 1996 for extensions of the Closing Date on the Wellington Parcel contract, and no similar transaction in 1997.


         Six Months Ended June 30:
          o A gain of $169,678 in 1997, from the sale of approximately .82 acres of the Registrant's Wellington Parcel (see discussion below) and no similar transaction in 1996.

          o Interest of $11,054 in 1997 received by the Registrant due to the deferral of the property closing from September, 1996.

          o   Interest earnings in 1997 of $2,600 from certificates of deposit.

          o $11,300 in non-refundable deposits in 1996 for extensions of the Closing Date on the Wellington Parcel contract, and no similar transaction in 1997.

          o Expenses in 1997 include a $3,300 adjustment in accounting fees for the 1996 audit and tax returns. These fees were higher due to additional audit and tax procedures required in relation to the 1996 land sale and distribution.

          o Expenses in 1997 increased approximately $4,700 for additional accounting and administrative services provided by related parties of the Registrant's General Partner. These additional services included (1) assistance with closing on the sale of property, (2) follow-up procedures performed when checks from the November, 1996 distribution were not received by some limited partners or had to be replaced, and (3) revision of the Registrant's annual Form 10-K and financial statements.

         Changes in the Registrant's financial condition as of June 30, 1997, in comparison to December 31, 1996, are primarily due to:

          o the sale of approximately .82 acres of the Registrant's Wellington Parcel (see discussion below), generating net sales proceeds of $231,596, which has been invested in short-term certificates of deposit, and

          o reclassification of checks that remain outstanding from the November, 1996 distribution to limited partners. These checks, totaling $95,479 as of June 30, 1997, have been reclassified as a liability to the limited partners.

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

         On May 5, 1997 the Registrant sold an additional .82 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sale price of $250,917. The Registrant also received $11,054 interest based on the deferred closing. Due to the administrative costs of a distribution and anticipated closings on the other Outparcels, the Registrant will retain the net proceeds from this closing until the other Outparcel closings have been completed.

         As of August 7, 1997, the Registrant has $ 512,498 in cash and short-term investments, which is sufficient to meet its needs during the next year. The General Partner anticipates the sale and closing of the remaining Outparcels (see discussion above) by September 10, 1997. The WCA Agreement contains a number of conditions to closing which must be satisfied prior to closing on the remaining Outparcels which constitute approximately 4.585 acres. Consequently, there can be no assurance that the Agreement will result in a closing on the remaining Outparcels. These sales, if closed, will provide the Registrant with additional funds. The Registrant expects to retain funds from such sales, if any, for future operating needs and distribute the remainder to the partners in accordance with the Partnership Agreement.

         The Registrant maintains its excess funds in a money market account and certificates of deposit at Triangle Bank. The General Partner believes these accounts are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

        (a)       Exhibits

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

 Exhibit No. 10.8     Second Amendment to the Agreement for the Purchase and
                      Sale of Real Estate, dated as of April 19, 1996, between
                      Churchill & Banks, Ltd., ADA Corporation of North
                      Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended June 30, 1996).

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

                   Exhibit No. 27            Financial Data Schedule

                   (b) Reports on Form 8-K. A report on Form 8-K, dated May 5, 1997, reported the disposition of assets.

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


Date:  August 7, 1997.

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

        10.8 Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended June 30, 1996).

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

10-qform