Form 10-Q
period 1997-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1997-11-14
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ______________ to _______________.

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

Yes |X|    No |_|

                    The Exhibit Index is located on Page 14 .

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

      a) Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                   Three Months Ended         Nine Months Ended
                                      September 30              September 30
                                  1997          1996         1997         1996
Gain on sale of land          $   165,465   $ 1,382,081   $  335,142  $ 1,382,081
Extension fees                     20,629           -0-       20,629          -0-
Deposits on sales contract            -0-           -0-          -0-       11,300
Interest and other income          22,480           172       37,107          596
                              -----------   -----------   ----------  -----------
     Total Income                 208,574     1,382,253      392,878    1,393,977

General and
administrative expenses            10,638        20,625       43,260       43,067
                              -----------   -----------   ----------  -----------

NET INCOME
(LOSS)                        $   197,936   $ 1,361,628   $  349,618  $ 1,350,910
                              ===========   ===========   ==========  ===========

Allocation of net income
(loss) to:
General Partner:
   From Gain on sale of land  $     1,655   $    13,821   $    3,351  $    13,821
   From other operations              145           -0-          145          -0-
                              -----------   -----------   ----------  -----------

   Total to General Partner         1,800        13,821        3,496       13,821
                              -----------   -----------   ----------  -----------

Limited Partners:
   From Gain on sale of land      163,810     1,368,260      331,792    1,368,260
   From other operations           32,326       (20,453)      14,330      (31,171)
                              -----------   -----------   ----------  -----------
                                  196,136     1,347,807      346,122    1,337,089
                              -----------   -----------   ----------  -----------

           TOTAL ALLOCATION   $   197,936   $ 1,361,628   $  349,618  $ 1,350,910
                              ===========   ===========   ==========  ===========

Net income (loss) per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding):

         From Gain on sale
          of land             $     27.76   $    231.91   $    56.23  $    231.91
         From other
          operations                 5.48         (3.47)        2.43        (5.28)
                              -----------   -----------   ----------  -----------
             TOTAL PER UNIT   $     33.24   $    228.44   $    58.66  $    226.63
                              ===========   ===========   ==========  ===========

================================================================================

See notes to unaudited financial statements.

            b) Balance Sheets

                                 BALANCE SHEETS

                                          September 30, 1997  December 31,1996
                                          (Unaudited)

ASSETS
     Cash                                 $  346,441          $  194,254
     Short-term investments                  419,339              11,270
                                          ----------          ----------
         CASH AND CASH EQUIVALENTS           765,780             205,524

     Land held for investment--Note B      3,880,206           4,001,280
     Other assets                                928                 -0-
                                          ----------          ----------
        TOTAL ASSETS                      $4,646,914          $4,206,804
                                          ==========          ==========


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities               $   22,605          $   13,898
     Distribution not claimed by
        limited partners                      87,854                 -0-
     Accounts payable-related party            1,875               7,944
                                          ----------          ----------
       TOTAL LIABILITIES                     112,334              21,842
                                          ----------          ----------

PARTNERS' EQUITY

     General partner's equity                  3,496                 -0-
     Limited partners' equity; 5900
        units authorized, issued,
        and outstanding                    4,531,084           4,184,962
                                          ----------          ----------
       TOTAL PARTNERS' EQUITY              4,534,580           4,184,962
                                          ----------          ----------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY              $4,646,914          $4,206,804
                                          ==========          ==========

See notes to unaudited financial statements.

      c) Statements of Changes in Partners' Capital


              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                               Limited       General      Limited
                             Partnership    Partner's    Partners'
                                Units        Equity       Equity        Total
                                -----        ------       ------        -----
Balance at
   January 1, 1997               5,900    $        0    $4,184,962    $4,184,962

Net income for the
  nine months ended
  September 30, 1997                           3,496       346,122       349,618
                                ------    ----------    ----------    ----------

BALANCE AT
SEPTEMBER 30, 1997               5,900    $    3,496    $4,531,084    $4,534,580
                                ======    ==========    ==========    ==========

Balance at
   January 1, 1996               5,900          $-0-    $4,818,568    $4,818,568

Net income for the
  nine months ended
  September 30, 1996                          13,821     1,337,089     1,350,910
                                ------    ----------    ----------    ----------

BALANCE AT
SEPTEMBER 30, 1996               5,900    $   13,821    $6,155,657    $6,169,478
                                ======    ==========    ==========    ==========

See notes to unaudited financial statements.

      d) Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                         1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 349,618     $ 1,350,910
Changes in assets and liabilities:
    Decrease in land held for investment                121,074         820,903
    Increase in other assets                               (928)         (2,418)
    Increase (decrease) in trade accounts
      payable and distributions not
      claimed by limited partners                        90,492          (5,003)
                                                      ---------     -----------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                               560,256       2,164,392
                                                      ---------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from General Partner                      -0-         (16,064)
                                                      ---------     -----------
      NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                                  -0-         (16,064)
                                                      ---------     -----------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                560,256       2,148,328

Cash and cash equivalents at beginning
   of period                                            205,524          33,338
                                                      ---------     -----------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                 $ 765,780     $ 2,181,666
                                                      =========     ===========

Supplemental disclosures of cash flow information
Cash paid for interest during the nine months ended
September 30 was $0 in 1997 and $1,127 in 1996.

See notes to unaudited financial statements.

      e) Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying September 30, 1997 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On May 5, 1997 and August 26, 1997 the Registrant sold an additional .82 acres and .79 acres, respectively, of the Wellington Parcel to WCA under the terms of the Agreement for a gross sales price of $250,917 and $243,359, respectively. The Registrant's net sale proceeds were as follows:


                                                May 5, 1997   August 26, 1997
                                                   Sale            Sale

Gross sales price                                $ 250,917      $ 243,359
Commissions and broker re-allowance fee            (18,819)       (18,252)
Deed stamps                                           (502)          (487)
                                                 ---------      ---------
            Net sales proceeds                   $ 231,596      $ 224,620
                                                 =========      =========

Additionally, the Registrant received interest of $11,054 and $16,958, respectively, from WCA at the closings under the terms of the Agreement.

Under the terms of the contract through which the Registrant purchased the Wellington Parcel (see discussion above) none of the profit was due to WPA. The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. Accordingly, the General Partner's share of the year-to-date gain is $3,351 (net sales proceeds of $456,216 less the Registrant's basis in the property sold, $121,074, equals a gain of $335,142; 1% of which is $3,351).

Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations.

      The Registrant's operations resulted in net income of $197,936 and $349,618 during the quarter and nine months ended September 30, 1997, respectively, compared to net income of $1,361,628 and $1,350,910 during the same periods of 1996. The primary differences between 1997 and 1996 were:

      Quarter Ended September 30:

      o A gain of $165,465 in 1997 from the sale of approximately .79 acres of the Registrant's Wellington Parcel (see discussion below) compared to a gain of $1,382,081 in 1996 from the sale of the Main Site at Wellington (10.9 acres).

      o Interest of $16,958 in 1997 received by the Registrant due to the deferral of the property closing from September, 1996.

      o     Interest earnings in 1997 of $5,267 from certificates of deposit.

      o $20,629 in non-refundable extension fees in 1997 for extensions of the Closing Date on the Wellington Parcel contract, and no similar transaction in 1996.

      o Property taxes for 1997 are approximately $10,000 lower than 1996 due to the sale of property (see discussion below).

      Nine Months Ended September 30:

      o A gain of $335,142 in 1997, from the sale of approximately 1.61 acres of the Registrant's Wellington Parcel (see discussion below) compared to a gain of $1,382,081 in 1996 from the sale of the Main Site at Wellington (10.9 acres).

      o Interest of $28,012 in 1997 received by the Registrant due to the deferral of the property closing from September, 1996.

      o     Interest earnings in 1997 of $7,832 from certificates of deposit.

      o $20,629 in non-refundable extension fees in 1997 for extensions of the Closing Date on the Wellington Parcel contract, compared to $11,300 in non-refundable deposits in 1996 for extensions on the Wellington Parcel contract.

      o Expenses in 1997 include a $3,300 adjustment in accounting fees for the 1996 audit and tax returns. These fees were higher due to additional audit and tax procedures required in relation to the 1996 land sale and distribution.

      o Expenses in 1997 increased approximately $5,700 for additional accounting and administrative services provided by related parties of the Registrant's General Partner. These additional services included (1) assistance with closing on the sale of property, (2) follow-up procedures performed when checks from the November, 1996 distribution were not received by some limited partners or had to be replaced, and (3) revision of the Registrant's annual Form 10-K and financial statements.

      o Property taxes for 1997 are approximately $10,000 lower than 1996 due to the sale of property (see discussion below).

      Changes in the Registrant's financial condition as of September 30, 1997, in comparison to December 31, 1996, are primarily due to:

      o the sale of approximately 1.61 acres of the Registrant's Wellington Parcel (see discussion below), generating net sales proceeds of $456,216, and interest and extension fees of $48,641. These funds are invested in short-term certificates of deposit or are held in checking and money market accounts.

      o The recognition as a reduction of land held for investment of the cost basis of property sold, $121,074, and

      o reclassification of checks that remain outstanding from the November, 1996 distribution to limited partners. These checks, totaling $87,854 as of September 30, 1997, have been reclassified as a liability to the limited partners.

      The Registrant, WCA, and ADA executed an agreement (the "Agreement") for WCA to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The Agreement was amended in August 1995, April 1996, three times in September 1996, and again on September 12, 1997. In addition to other matters, the amendments to the Agreement provided for 10.96 acres (the "Main Site"), of which 10.91 acres were owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of four outparcels (the "Outparcels"), of which 5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels, which WCA has exercised. The September 12, 1997 Amendment changed the outparcel closing date to December 15, 1997, required an extension fee of $25,000 (of which $20,629 was the Registrant's), and included other stipulations and penalties if the closing date is subsequently extended beyond December 15, 1997. The purchase price for the land is $5.25 per net square foot, which yields a sales price to the Registrant and ADA of $3,927,750. The closing for the sale of the Main Site was held on September 25, 1996. The Registrant's net sales proceeds was $2,202,984 (net of closing costs) for the sale of the Main Site.

      On May 5, 1997 and August 26, 1997 the Registrant sold an additional .82 and .79 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sale price of $250,917 and $243,359, respectively. The Registrant also received $48,641 interest and extension fees based on the deferred closings.

      As of November 7, 1997, the Registrant has $757,330 in cash and short-term investments, which is sufficient to meet its needs during the next year. The General Partner anticipates the sale and closing of the remaining Outparcels (see discussion above) by December 15, 1997. The WCA Agreement contains a number of conditions to closing which must be satisfied prior to closing on the remaining Outparcels which constitute approximately 3.7945 acres. Consequently, there can be no assurance that the Agreement will result in a closing on the remaining Outparcels. These sales, if closed, will provide the Registrant with additional funds. The Registrant expects to combine funds from such sales, if any, with existing funds, retaining a portion for future operating needs, and distribute the remainder to the partners in accordance with the Partnership Agreement.

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

             Exhibit No. 10.12     Sixth Amendment to the Agreement for the
                                   Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center
                                   Associates, LLC, ADA Corporation of North
                                   Carolina, and the Registrant.

             Exhibit No. 27        Financial Data Schedule

  (b)        Reports on Form 8-K.  None



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

                                    CAROLINA INVESTMENT PARTNERS
                                    LIMITED PARTNERSHIP (Registrant)

                                    BY:  WALSMITH ASSOCIATES TWO,
                                               General Partner


                                    By: /s/ Donald F. Walston
                                        -------------------------------
                                    Donald F. Walston, General Partner


Date:  November 12, 1997.

                           INDEX TO EXHIBITS

      Exhibit No.             Description
      -----------             -----------
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

            10.12 Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and
                              the Registrant.                           PAGE 17

            27                Financial Data Schedule