Form 10-K405
period 1997-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1998-03-31
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transaction period from __________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Market Value of 5,875 Units held by nonaffiliates as of March 24, 1998 was $3,927,261 (based upon the offering price of $1,000 less the amount distributed per Unit).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     5,900 Units outstanding as of March 24, 1998

The total number of pages contained in this document is 32 pages.

                                     PART I

Item 1. Business.

     Carolina Investment Partners, Limited Partnership (the "Registrant") is a limited partnership organized in 1985 under the North Carolina Uniform Limited Partnership Act. The Registrant was formed for the purpose of investing in certain unimproved real properties located in Cary, North Carolina. The Registrant acquired these properties, commonly known as the Martin Parcel and the Wellington Parcel, in 1986. See "Properties." The Registrant has the option to develop the Martin Parcel for office and institutional uses or hold it for resale. Its only option for the Wellington Parcel is to hold it for resale. At this time the Registrant is not developing the Martin Parcel and is attempting to resell it. However, the Registrant will consider its options with respect to development of the Martin Parcel and may formulate a plan for development of the Martin Parcel. A portion of the Wellington Parcel has been sold.


Recent Developments

    The Agreement with WCA as amended (See Item 2. "Properties"), required WCA to purchase the Remaining Outparcels by January 30, 1998, which it did not do. In February, 1998, WCA had the Remaining Outparcels subdivided such that there were four (4) outparcels remaining to be sold. On March 3, 1998 outparcel 2A closed, generating net sales proceeds of $210,126, interest of $25,930, and a late closing penalty $22,766 to the Registrant. However, WCA did not close the three (3) other Remaining Outparcels and sought further extensions of the closing date from the Registrant. The Registrant's General Partner believed that further extensions were not in the Registrant's best interest in light of WCA's continued and repeated delays and terminated the remainder of the WCA contract. WCA and the Registrant are currently negotiating terms under which WCA could close the three other Remaining Outparcels. There can be no assurances that WCA and the Registrant will be able to agree to terms under which WCA can close the three other Remaining Outparcels.


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

    The Wellington Parcel consisted of approximately 16.3 acres of land located approximately one-half mile south of the interchange and adjacent to the Cary Parkway and Tryon Road. The Wellington Parcel is part of a 216-acre planned unit development ("PUD") known as Wellington Park. On various dates in 1996, 1997 and 1998 a total of 13.5 acres of the Wellington Parcel were sold to Wellington Center Associates, LLC ("WCA"), successor to Churchill & Banks, Ltd. ("The Sold Property"). The remaining 2.8 acres (the "Remaining Outparcels"), were previously under contract for sale to WCA but, due to WCA's delays in closing, the contract was terminated by the Registrant on March 6, 1998 (see Item 1 "Business-Recent Developments"). Under the terms of the amended Agreement with WCA, WCA did preliminary site grading and other construction preparation activities to the Remaining Outparcels.

Wellington Parcel were sold to Wellington Center Associates, LLC ("WCA"), successor to Churchill & Banks, Ltd ("The Sold Property"). The remaining 2.8 acres (the "Remaining Outparcels"), were previously under contract for sale to WCA but, due to WCA's delays in closing, the contract has been cancelled (see
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Under the terms of the amended Agreement with WCA, WCA developed the Remaining Outparcels as it developed the portion it has purchased.

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

     The purchase contract between the original seller of the Wellington Parcel (the "Wellington Seller") and the Registrant includes a put option which permits the Registrant, at its option, to require the Wellington Seller to repurchase the Wellington Parcel for $225,000 per acre on or after July 18, 1989. The contract also provides that the Wellington Seller will share evenly with the Registrant in any profits resulting from the sale of the Wellington Parcel. However, this equity sharing arrangement was amended during 1990 to increase to more than 87.5% the percentage of profits to be retained by the Registrant if the Wellington Parcel is sold to a third party other than by exercise of the put option by the Registrant. If the put option is exercised, the Registrant will retain only 50% of the profit from sale of the Wellington Parcel. See Item 11 "Executive Compensation" for a more detailed discussion of the amount of appreciation paid to the Wellington Seller upon sale of The Sold Property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 1997.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

     (a) The Registrant has no common stock. There is no established public trading market for the Units.

     (b) The Registrant had 985 Limited Partners holding 5,900 Units as of March 24, 1998. The number of Limited Partners was determined by the Partnership's records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.


      (c) Despite the termination of the contract by the Registrant, (see Item
1 "Business-Recent Developments") the Registrant is currently considering offers from WCA to purchase the Remaining Outparcels. These sales, if agreed upon and closed, will provide the Registrant with additional funds, of which the Registrant expects to retain approximately $100,000 for future operating needs, and distribute the remainder to the partners in accordance with the Partnership Agreement.


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

Item 6.  Selected Financial Data.

                                                    1997              1996               1995               1994               1993
                                             -----------       -----------        -----------        -----------        -----------
Summary of  Operations:
     Gain on Sale of Land                       $541,269        $1,382,081               $-0-               $-0-               $-0-

     Other Income                                 87,420            12,174             39,158              2,776              2,570

     Expenses                                     57,557            58,040             41,455             35,529             40,735

     Net Income (Loss)                           571,132         1,336,215             (2,297)           (32,753)           (38,165)

     Net Income (Loss)
     per limited
     partnership unit:
         From gain on sale
         of land                                   90.82            231.91                -0-                -0-                -0-
         From other
         operations                                 5.01             (7.78)              (.39)             (5.55)             (6.47)
                                             -----------       -----------        -----------        -----------        -----------
         Total per unit                            95.83            224.13               (.39)             (5.55)             (6.47)

     Distribution per unit                           -0-            331.53                -0-                -0-                -0-

Selected Balances:
     Cash and Short-Term
     Investments                               1,002,868           205,524             33,338              4,065             56,607

     Land held for
     Investment                                3,850,572         4,001,280          4,822,183          4,822,183          4,822,183

     Total Assets                              4,858,132         4,206,804          4,855,624          4,826,351          4,878,893

     Long term obligations                           -0-               -0-                -0-                -0-                -0-

     General Partner's
     equity                                        5,711               -0-                -0-                -0-                -0-

     Limited Partners'
     equity                                    4,750,383         4,184,962          4,818,568          4,820,865          4,853,618

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Registrant's operations resulted in a net income of $571,132 during 1997, compared to net income of $1,336,215 during 1996 and a net loss of $2,297 in 1995. The primary differences between 1997 in comparison to 1996 and 1995 were:

     1997 vs. 1996

     o A gain of $541,269 in 1997 from the sale of approximately 2.0 acres of the Registrant's Wellington Parcel (see discussion below) compared to a gain of $1,382,081 in 1996 from the sale of the Main Site at Wellington (10.9 acres).

     o Interest of $50,608 in 1997 received by the Registrant due to the deferral of the property closing from September, 1996. There was no similar income in 1996.

     o Interest earnings in 1997 of $11,711 from certificates of deposit purchased with proceeds from property sales. In 1996 proceeds from the property sale were distributed within two months after the property closing; therefore, there were no certificates of deposit in 1996.

     o $20,629 in non-refundable extension fees received by the Registrant in 1997 for extensions of the Closing Date on the Wellington Parcel contract compared to $11,300 in non-refundable deposits received in 1996 for extensions on the Wellington Parcel contract.

     o Property taxes for 1997 are approximately $10,000 lower than 1996 due to the sale of property (see discussion below).

     o Expenses in 1997 include a $3,300 adjustment in accounting fees for the 1996 audit and tax returns. These fees were higher due to additional audit and tax procedures required in relation to the 1996 land sale and distribution.

     o Expenses in 1997 in comparison to 1996 increased approximately $5,400 for additional accounting and administrative services provided by related parties of the Registrant's General Partner. These additional services included (1) assistance with closing on the sales of property, (2) follow-up procedures performed when checks from the November, 1996 distribution were not received by some limited partners and had to be replaced, and (3) preparation of the Registrant's annual Form 10-K and financial statements.

     1997 vs. 1995

     o A gain of $541,269 in 1997, from the sale of approximately 2.0 acres of the Registrant's Wellington Parcel (see discussion below). There were no land sales in 1995.

     o Interest of $50,608 in 1997 received by the Registrant due to the deferral of the property closing from September, 1996. There was no similar income in 1995.

     o Interest earnings in 1997 of $11,711 from certificates of deposit purchased with proceeds from property sales. There were no property sales or certificates of deposit in 1995.

     o $20,629 in non-refundable extension fees received by the Registrant in 1997 for extensions of the Closing Date on the Wellington Parcel contract. During 1995 the registrant received $2,000 in forfeited earnest money deposits.

     o In 1995 the Registrant had timber removed from one of its properties resulting in income of $35,664. There were no timber sales in 1997.

     o In 1997 property taxes were paid on lower acreage than 1995 due to the sales of property. However, these reductions were more than offset by increases in the property tax value of the Wellington property. Therefore, property taxes for 1997 are approximately $3,600 higher than 1995.

     o Expenses in 1997 include a $3,300 adjustment in accounting fees for the 1996 audit and tax returns. These fees were higher due to additional audit and tax procedures required in relation to the 1996 land sale and distribution.

     o Expenses in 1997 in comparison to 1995 increased approximately $8,600 for additional accounting and administrative services provided by related parties of the Registrant's General Partner. These additional services included (1) assistance with closing on the sales of property, (2) follow-up procedures performed when checks from the November, 1996 distribution were not received by some limited partners and had to be replaced, and (3) preparation of the Registrant's annual Form 10-K and financial statements.

     The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks") (predecessor to WCA), and ADA Corporation of North Carolina ("ADA"), which is affiliated with the General Partner, executed an agreement (the "Agreement") for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The Agreement was amended on various dates in 1995 and 1996, and in September 1997. In addition to other matters, the amendments to the Agreement provided for 10.96 acres (the "Main Site"), of which 10.91 acres were owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of four outparcels (the "Outparcels"), of which
5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels. The September 1997 amendment extended closing on the Remaining Outparcels to January 30, 1998. The purchase price for the land is $5.25 per net square foot, which yields a sales price to the Registrant and ADA of $3,927,750.

     On May 5, 1997, August 26, 1997, and November 17, 1997 the Registrant sold .82 acres, .79 acres, and .39 acres, respectively, of the Wellington Parcel to
WCA under the terms of the amended Agreement for gross sales prices of $250,917, $243,359 and $255,429, respectively, or an aggregate of $691,977. The Registrant's net sale proceeds with respect to these sales were as follows:

                               May 5, 1997   August 26, 1997   November 17, 1997
                                  Sale            Sale               Sale

Gross sales price               $250,917        $243,359          $255,429
Commissions and broker re-
   allowance fee
                                 (18,819)        (18,252)          (19,157)
Deed stamps                         (502)           (487)             (511)
                               ---------       ---------         ---------
         Net sales proceeds     $231,596        $224,620          $235,761
                               =========       =========         =========

     Additionally, the Registrant received interest of $11,054, $16,958, and $22,596, respectively, from WCA at the closings under the terms of the Agreement.


     Under the terms of the contract through which the Registrant purchased the Wellington Parcel none of the profit from these sales was due to the Wellington Seller (see Item 2. "Properties"). The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the 1997 gain is $5,413 (net sales proceeds of $691,977 less the Registrant's basis in the property sold, $150,708, equals a gain of $541,269; 1% of which is $5,413).

     The Registrant's proceeds from the 1997 sales have been invested in certificates of deposit and a money market account.

     As of March 24, 1998, the Registrant has $1,230,796 in cash and short-term investments, which is sufficient to meet its needs during the next year. The Registrant expects to retain approximately $300,000 of its current funds for future operating needs and distribute the remainder to the partners in April or May 1998 in accordance with the Partnership Agreement.

     The Registrant maintains its excess funds in certificates of deposit and a money market account at Triangle Bank. The General Partner believes these certificates and the account are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner. The General Partner is Walsmith Associates Two, a North Carolina general partnership. Except as expressly provided in the Partnership Agreement, the General Partner has the power to do any and all things necessary or incident to the conduct of the Registrant's business. The general partners of the General Partner are:

                                           ---------------------------------------------------------------------
                                                                 Business Experience During
                                                                  Past Five Years, Family
                                                              Relationships and Directorships
NAME                            AGE                                 in Public Companies
----                            ---        ---------------------------------------------------------------------
Donald F. Walston               56         President since 1982, and founder of Howard Perry & Walston Realty,
                                           Inc., a residential real estate brokerage company located in the
                                           Research Triangle area of North Carolina.

Alton L. Smith, III             49         Mr. Smith is a principal owner, and Executive Vice President of
                                           Howard Perry & Walston Realty, Inc.  Mr. Smith is also an officer and director of Trademark Properties, Inc.  Mr. Smith is the brother of
                                           C. Stephen Smith

C. Stephen Smith                48         Mr. Smith is an independent commercial real estate broker.  Mr. Smith is the brother of Alton L. Smith, III

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

     Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee. This fee was paid to the General Partner by the Registrant during 1997.

     If any portion of the Registrant's properties are developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon he cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 1997.

     The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. During the year ended December 31, 1997, the Registrant paid affiliates of the General Partner $11,247 for record keeping, securities law filings and other administrative services.

     The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated $5,712 of net income for 1997 and, when a distribution is made, will receive this amount. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     Upon the sale of the Martin Parcel and the Wellington Parcel, the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid broker listing fees of $18,743 (2 1/2 % of $749,705) to the General Partner during the year ended December 31, 1997. Additionally, broker listing fees of $14,994 (2% of $749,705) were paid to an affiliate of the General Partner during the year ended December 31, 1997.

     No other amounts were paid for services during the year ended December 31, 1997 to the General Partner or any of its partners or employees.

     If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 1997.

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

     The Interest Factor could result in reduction of the amount to be received by the Wellington Seller to zero, but cannot result in the Wellington Seller owing any payment to the Registrant. In relation to the Wellington Parcel sales in 1997, the Interest Factor exceeded the Wellington Seller's share of appreciation. Therefore, the Registrant did not pay any amounts to the Wellington Seller during the year ended December 31, 1997.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) As of March 24, 1998, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 24, 1998:

                                                             Amount and
        Title                  Name & Address                  Nature         Percent of Class
        -----                  --------------                  ------         ----------------

 Limited Partnership    Alton L. Smith III                   25 units (1)            *
         Unit           4000 Blue Ridge Road, Suite 100
                        Raleigh, NC  27612

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

     (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 1997.

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

      Exhibit No. 10.12      Sixth Amendment to the Agreement for the Purchase
                             and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC,
                             ADA Corporation of North Carolina, and the
                             Registrant (incorporated by reference to Exhibit
                             10.12 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended September 30, 1997).

      Exhibit No. 27         Financial Data Schedule

     (d) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements attached hereto or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March _____, 1998.

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


Signature                              Capacity                    Date
---------                              --------                    ----

/s/Donald F. Walston         General Partner of Walsmith     March 30, 1998
-------------------------    Associates Two, general
                             partner of the Registrant


/s/Alton, L. Smith, III
-------------------------    General Partner of Walsmith     March 30, 1998
                             Associates Two, general
                             partner of the Registrant


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.

                           ANNUAL REPORT ON FORM 10-K

                              ITEMS 8 AND 14(a)(1)

                              FINANCIAL STATEMENTS

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1997

                CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

                             RALEIGH, NORTH CAROLINA

Form 10-K--Items, 8, 14(a)(1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 1997


LIST OF FINANCIAL STATEMENTS

The following financial statements of Carolina Investment Partners, Limited Partnership are included in Item 8:

Independent Auditors Report                                                  F-1

Balance Sheets--December 31, 1997 and 1996                                   F-2

Statements of Operations--Years Ended
 December 31, 1997, 1996 and 1995                                            F-3

Statements of Changes in Partners' Equity--Years Ended
 December 31, 1997, 1996, and 1995                                           F-4

Statements of Cash Flows--Years Ended December 31, 1997,
 1996, and 1995                                                              F-5

Notes to Financial Statements                                                F-6


Schedules to the financial statements for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable or the required information is included in the financial statements or the notes thereto.

[LOGO]  LYNCH & HOWARD, P.A.
        CERTIFIED PUBLIC ACCOUNTANTS           AICPA SEC Practice Section
        Raleigh, North Carolina         AICPA Private Companies Practice Section
================================================================================

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Carolina Investment Partners Limited Partnership
Raleigh, North Carolina


We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 1997 and December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Lynch & Howard, P.A.

February 10, 1998

                                                                       Exhibit A

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                                 BALANCE SHEETS


                                     ASSETS

                                                               December 31
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
ASSETS:
      Cash                                              $    7,553    $  194,254
      Short-term investments                               995,315        11,270
      Land held for investment  (Note 5)                 3,850,572     4,001,280
      Accounts receivable - related party                    4,692             0
                                                        ----------    ----------


                                                        $4,858,132    $4,206,804
                                                        ==========    ==========


               LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
      Accounts payable - trade                          $   29,755    $   13,898
      Accounts payable - related party                      72,283         7,944
                                                        ----------    ----------

                   Total Liabilities                    $  102,038    $   21,842
                                                        ----------    ----------


PARTNERS' EQUITY:
      General Partner's equity                          $    5,711    $        0
      Limited partners' equity; 5,900 units
        authorized, issued and outstanding               4,750,383     4,184,962
                                                        ----------    ----------

                   Total Partners' Equity               $4,756,094    $4,184,962
                                                        ----------    ----------


                                                        $4,858,132    $4,206,804
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

                                                                       Exhibit B

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                            STATEMENTS OF OPERATIONS

                                                                                              Year Ended December 31
                                                                               ----------------------------------------------------
                                                                                   1997               1996                 1995
                                                                               -----------         -----------          -----------
REVENUES:
      Gain on sale of land - net of related party                              $   541,269         $ 1,382,081          $         0
         commissions paid of $33,737 in 1997
         and $107,460 in 1996 (Note 6)
      Sales of timber - net                                                              0                   0               35,664
      Interest and other income                                                     87,420              12,174                3,494
                                                                               -----------         -----------          -----------

            Total Revenues                                                     $   628,689         $ 1,394,255          $    39,158
                                                                               -----------         -----------          -----------

OPERATING EXPENSES:
      General and administrative expenses                                      $    43,310         $    49,219          $    35,784
      Related party expenses                                                        14,247               8,821                5,671
                                                                               -----------         -----------          -----------

            Total Operating Expenses                                           $    57,557         $    58,040          $    41,455
                                                                               -----------         -----------          -----------

NET INCOME (LOSS)                                                              $   571,132         $ 1,336,215          $    (2,297)
                                                                               ===========         ===========          ===========

ALLOCATION OF NET INCOME (LOSS) (Note 2):
      To General Partner:
         From gain on sale of land                                             $     5,413         $    13,821          $         0
         From operations                                                               298                   0                    0
                                                                               -----------         -----------          -----------

            Total to General Partner                                           $     5,711         $    13,821          $         0
                                                                               -----------         -----------          -----------

      To Limited partners:
         From gain on sale of land                                             $   535,856         $ 1,368,260          $         0
         From operations                                                            29,565             (45,866)              (2,297)
                                                                               -----------         -----------          -----------

            Total to Limited Partners                                          $   565,421         $ 1,322,394          $    (2,297)
                                                                               -----------         -----------          -----------

                                                                               $   571,132         $ 1,336,215          $    (2,297)
                                                                               ===========         ===========          ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
      (Based on 5,900 weighted average limited
      partnership units outstanding during each year)
         From gain on sale of land                                             $     90.82         $    231.91          $      0.00
         From other operations                                                        5.01               (7.78)               (0.39)
                                                                               -----------         -----------          -----------

                                                                               $     95.83         $    224.13          $     (0.39)
                                                                               ===========         ===========          ===========


   The Notes to Financial Statements are an integral part of this statement.

                                                                       Exhibit C

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                                                  Limited           General            Limited
                                                                Partnership        Partner's          Partners'
                                                                   Units            Equity              Equity              Total
                                                                -----------       -----------        -----------        -----------
Balance at January 1, 1995                                            5,900       $        --        $ 4,820,865        $ 4,820,865

Net loss for 1995                                                        --                --             (2,297)            (2,297)
                                                                -----------       -----------        -----------        -----------

Balance at December 31, 1995                                          5,900       $        --        $ 4,818,568        $ 4,818,568

Net income for 1996                                                      --            13,821          1,322,394          1,336,215

Distributions for 1996:
       General Partner                                                   --           (13,821)                --            (13,821)
       Limited partners ($331.53 per unit)                               --                --         (1,956,000)        (1,956,000)
                                                                -----------       -----------        -----------        -----------

Balance at December 31, 1996                                          5,900       $        --        $ 4,184,962        $ 4,184,962

Net income for 1997                                                      --             5,711            565,421            571,132
                                                                -----------       -----------        -----------        -----------

Balance at December 31, 1997                                          5,900       $     5,711        $ 4,750,383        $ 4,756,094
                                                                ===========       ===========        ===========        ===========

The Notes to Financial Statements are an integral part of this statement.

                                                                       Exhibit D

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                            STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31
                                                                                ---------------------------------------------------
                                                                                   1997                1996                1995
                                                                                -----------         -----------         -----------
OPERATING ACTIVITIES:
      Net income (loss)                                                         $   571,132         $ 1,336,215         $    (2,297)
      Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
          Changes in operating assets and liabilities:
               Land held for investment                                             150,708             820,903                   0
               Accounts receivable - related party                                   (4,692)                103                   0
               Accounts payable - trade                                              15,857              (6,050)             14,597
               Accounts payable - related party                                      64,339               6,900                 909
                                                                                -----------         -----------         -----------

               Net Cash Provided By Operating Activities                        $   797,344         $ 2,158,071         $    13,209
                                                                                -----------         -----------         -----------


FINANCING ACTIVITIES:
      Proceeds from note payable - related party                                $         0         $         0         $    55,000
      Repayment of note payable - related party                                           0             (16,064)            (38,936)
      Distribution to General Partner                                                     0             (13,821)                  0
      Distribution to limited partners                                                    0          (1,956,000)                  0
                                                                                -----------         -----------         -----------

               Net Cash Provided By (Used In)
                 Financing Activities                                           $         0         $(1,985,885)        $    16,064
                                                                                -----------         -----------         -----------

NET INCREASE IN CASH                                                            $   797,344         $   172,186         $    29,273

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                                                                 205,524              33,338               4,065
                                                                                -----------         -----------         -----------

CASH AND CASH EQUIVALENTS -
  END OF YEAR                                                                   $ 1,002,868         $   205,524         $    33,338
                                                                                ===========         ===========         ===========

                                                                       Exhibit D

                                                                          Page 2

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                            STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31
                                                                                ---------------------------------------------------
                                                                                   1997                1996                1995
                                                                                -----------         -----------         -----------
Supplemental Disclosure of Cash Flows Information:

      Cash paid during the year for interest                                    $         0         $     1,127         $     1,805
                                                                                ===========         ===========         ===========

      Cash and cash equivalents:
          Cash                                                                  $     7,553         $   194,254         $       542
          Short-term investments                                                    995,315              11,270              32,796
                                                                                -----------         -----------         -----------

                                                                                $ 1,002,868         $   205,524         $    33,338
                                                                                ===========         ===========         ===========


The Notes to Financial Statements are an integral part of this statement.


                                                                           F-5.1

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Statement of Cash Flows

     For the purposes of reporting cash flows, the Partnership considers cash equivalents to be cash on hand, cash in banks, and all highly liquid debt instruments with a maturity of less than three months.

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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner's capital account balance shall be less than zero. Thus, no loss from operations was allocated to the General Partner for the years ended December 31, 1996 or 1995. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 1997, 1996 and 1995 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

     Reclassifications

     Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on net income or partners' equity as previously reported.

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Short-Term Investments

     Short-term investments consisted of certificates of deposit and money market funds.

(3)  RELATED PARTY TRANSACTIONS

     The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. An affiliate of the General Partner received a broker listing fee of $14,994 in 1997 and $47,760 in 1996 and the General Partner received a broker listing fee of $18,743 in 1997 and $59,700 in 1996 (See Note 6).

     The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting, administrative services and engineering consulting totaling $11,247, $5,821 and $2,671 during 1997, 1996 and 1995, respectively. Amounts payable to related parties at December 31, 1997 and 1996 were $72,283 and $ 7,944, respectively.

(4)  NOTE PAYABLE - RELATED PARTY

     On February 2, 1995 the General Partner made a loan to the Partnership of $55,000. The purpose of this loan was to fund the current operating expenses of the Partnership. The note was payable upon the sale of Partnership properties or other sources of funds that become available but was to be paid in full no later than June 1, 1996. As of June 1, 1996 the Partnership had not closed on the pending land sale; therefore, the General Partner made another loan to the Partnership of $16,064, the balance of the first loan. This loan was paid off on September 30, 1996 (See Note 6). Both notes accrued interest at prime plus one percent and the interest was payable quarterly. Interest expense for the years ended December 31, 1997, 1996 and 1995 was $0, $1,127 and $1,805, respectively.

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(5)  LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS

     Martin Parcel

     In June 1986, the Partnership purchased for approximately $3,080,200 an undeveloped 26.7 acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner.

     Wellington Parcel

     In July 1986, the Partnership purchased for $1,223,175 an undeveloped 16.3 acre parcel of land in Cary, North Carolina, known as the Wellington Parcel, from an affiliate of the General Partner. The purchase contract provides that the Partnership will share evenly with the affiliate in any profits resulting from the sale of the Wellington Parcel. The Partnership may, at its option, require the affiliate to repurchase the Wellington Parcel for $225,000 per acre (the "Put Option"). A 75% vote of the limited partners is required for this Put Option to be exercised.

     At a meeting of the limited partners held in March 1990, fewer than 75% of the partners voted to exercise the Put Option discussed above. A new agreement was entered into called the Put Option Agreement Amendment. Under the terms of the Put Option Agreement Amendment, the Partnership will retain a greater percentage of the property appreciation upon sale of the Wellington Parcel to an unaffiliated third party than would be retained if the Put Option were exercised. If the limited partners elect to exercise the Put Option at a later date, the Put Option Agreement Amendment will be void.

     The Partnership sold approximately 2.0 and 10.9 acres of the Wellington Parcel during 1997 and 1996, respectively (See Note 6).

     The remaining 3.4 acres of the Wellington Parcel were under contract to close on or before January 30, 1998, in conjunction with sale of the above
     12.9 acres. As of February 10, 1998 the properties had not closed.

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(6)  GAIN ON SALE OF LAND

     Year 1997

     During 1997 the Partnership sold approximately 2 acres of the Wellington Parcel to an unrelated party. The total sales price for the property, a portion of which was owned by an affiliate of the General Partner, was $930,284. This sales price was allocated among the Partnership and the affiliate based upon acreage sold by each, with $749,705 to the Partnership and $180,579 to the affiliate. The Partnership's proceeds were as follows:

                                            5/5/97      8/26/97      11/17/97      Total
                                          ---------    ---------    ---------    ---------
          Gross sales price               $ 250,917    $ 243,359    $ 255,429    $ 749,705
          Commissions                        (7,528)      (7,301)      (7,662)     (22,491)
          Commissions - related party       (11,291)     (10,951)     (11,495)     (33,737)
          Deed stamps                          (502)        (487)        (511)      (1,500)
                                          ---------    ---------    ---------    ---------

          Net sale proceeds               $ 231,596    $ 224,620    $ 235,761    $ 691,977
                                          =========    =========    =========    =========

     The Partnership agreement calls for the General Partner to be allocated a minimum of 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the gain is $5,413 (net sale proceeds of $691,977 less the Registrant's basis in the property sold of $150,707 equals a gain of $541,270; 1% of this amount is $5,413).

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(6)  GAIN ON SALE OF LAND - Continued

     Year 1996

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

         Gross sales price                                          $ 2,388,000
         Commissions                                                    (71,640)
         Commissions - related party                                   (107,460)
         Deed stamps and attorney fees                                   (5,916)
                                                                    -----------

          Net sales proceeds                                        $ 2,202,984

         Wellington Parcel property taxes                               (16,511)
         Repayment of note payable and accrued
            interest to General Partner                                 (16,819)
         Funds reserved for future operating needs                     (199,833)
                                                                    -----------

          Funds distributed to partners                             $ 1,969,821
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

         10.8 Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1997, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended March 31, 1997).

         10.9                      Third Amendment to the Agreement for
                                   the Purchase and Sale of Real
                                   Estate, dated as of September 10,
                                   1997, between Churchill & Banks,
                                   Ltd., ADA Corporation of North
                                   Carolina, and the Registrant
                                   (incorporated by reference to
                                   Exhibit 10.1 to the Registrant's
                                   Current Report filed on Form 8-K,
                                   dated September 25, 1997).

         10.10 Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September __, 1997, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant
                                   (incorporated by reference to
                                   Exhibit 10.2 to the Registrant's
                                   Current Report filed on Form 8-K,
                                   dated September 25, 1997).

         10.11                     Fifth Amendment to the Agreement for
                                   the Purchase and Sale of Real
                                   Estate, dated as of September 27,
                                   1997, between Wellington Center
                                   Associates, LLC, ADA Corporation of
                                   North Carolina, and the

                                   Registrant (incorporated by reference to
                                   Exhibit 10.3 to the Registrant's
                                   Current Report filed on Form 8-K,
                                   dated September 25, 1997).

         10.12 Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended September 30, 1997).

         27                        Financial Data Schedule



20