Form 10-Q
period 1998-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1998-05-15
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

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

                    Yes  ___X___             No  _________


                                       The Exhibit Index is located on Page 14.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

     a)   Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                                         Three Months Ended
                                                              March 31

                                                        1998            1997
                                                      ---------      ----------
Gain on sale of land                                  $ 163,940      $      -0-
Extension fees                                           22,766             -0-
Deposits on sales contract                                  -0-             -0-
Interest and other income                                32,062             552
                                                      ---------      ----------
     Total Income                                       218,768             552

General and
Administrative expenses                                  19,697          17,627
                                                      ---------      ----------

NET INCOME
(LOSS)                                                $ 199,071      $  (17,075)
                                                      =========      ==========

Allocation of net income
(loss) to:
General Partner:
   From Gain on sale of land                          $   1,639      $      -0-
   From other operations                                    351             -0-
                                                      ---------      ----------
               Total to General Partner                   1,990             -0-
                                                      ---------      ----------

Limited Partners:
   From Gain on sale of land                            162,301             -0-
   From other operations                                 34,780         (17,075)
                                                      ---------      ----------
                                                        197,081         (17,075)
                                                      ---------      ----------

                       TOTAL ALLOCATION               $ 199,071      $  (17,075)
                                                      =========      ==========
Net income (loss) per
limited partnership unit
(based on 5,900 weighted average
limited partnership
units outstanding):
         From Gain on sale
          of land                                     $   27.51      $      -0-
         From other operations                             5.89           (2.89)
                                                      ---------      ----------
                         TOTAL PER UNIT               $   33.40      $    (2.89)
                                                      =========      ==========

================================================================================

See notes to unaudited financial statements.

     b)   Balance Sheets

                                 BALANCE SHEETS

                                                    March 31, 1998  December 31,
                                                      (Unaudited)      1997
                                                       ----------   ----------
ASSETS
     Cash                                              $  259,055   $    7,553
     Short-term investments                               981,147      995,315
                                                       ----------   ----------
         CASH AND CASH EQUIVALENTS                      1,240,202    1,002,868

     Land held for investment--Note B                   3,804,386    3,850,572
     Other assets                                           2,427        4,692
                                                       ----------   ----------
       TOTAL ASSETS                                    $5,047,015   $4,858,132
                                                       ==========   ==========


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                            $   16,977   $   29,040
     Distribution not claimed by limited partners          71,661       71,661
     Accounts payable-related party                         3,212        1,337
                                                       ----------   ----------
       TOTAL LIABILITIES                               $   91,850   $  102,038
                                                       ----------   ----------

PARTNERS' EQUITY

     General partner's equity                          $    7,701   $    5,711
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding             4,947,464    4,750,383
                                                       ----------   ----------
       TOTAL PARTNERS' EQUITY                          $4,955,165   $4,756,094
                                                       ----------   ----------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                           $5,047,015   $4,858,132
                                                       ==========   ==========

See notes to unaudited financial statements.

     c)   Statements of Changes in Partners' Capital


              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                         Limited       General        Limited
                       Partnership    Partner's      Partners'
                          Units        Equity         Equity          Total
                       -----------   -----------    -----------    -----------
Balance at
   January 1, 1998           5,900   $     5,711    $ 4,750,383    $ 4,756,094

Net income for the
  three months ended
  March 31, 1998                           1,990       197,081        199,071
                       -----------   -----------    -----------    -----------

BALANCE AT
MARCH 31, 1998               5,900   $     7,701    $ 4,947,464    $ 4,955,165
                       ===========   ===========    ===========    ===========

Balance at
   January 1, 1997           5,900   $       -0-    $ 4,184,962    $ 4,184,962


Net loss for the
three months ended
   March 31, 1997                            -0-        (17,075)       (17,075)
                       -----------   -----------    -----------    -----------

BALANCE AT
MARCH 31, 1997               5,900   $       -0-    $ 4,167,887    $ 4,167,887
                       ===========   ===========    ===========    ===========

See notes to unaudited financial statements.

     d)   Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                               Three Months Ended
                                    March 31

                                                         1998           1997
                                                      ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  199,071    $   (17,075)
Changes in assets and liabilities:
    Decrease in land held for investment                  46,186            -0-
    (Increase) decrease in other assets                    2,265         (2,427)
    Increase (decrease) in trade accounts payable and
       distributions not claimed by limited partners     (10,188)         2,662
                                                      ----------    -----------
     NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                              237,334        (16,840)
                                                      ----------    -----------

     INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                              237,334        (16,840)

Cash and cash equivalents at beginning
   of period                                           1,002,868        205,524
                                                      ----------    -----------

     CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                               $1,240,202    $   188,684
                                                      ==========    ===========

Supplemental  disclosures of cash flow information

Cash paid for interest during the three months ended March 31 was $0 in 1998 and $0 in 1997.

See notes to unaudited financial statements.

     e)   Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 1998 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

In 1996, 1997 and 1998 the Registrant sold the Wellington Parcel to a third party under the terms of an Agreement for the Purchase and Sale of Real Estate, as amended ("the Agreement"), between the Registrant, Wellington Center Associates LLC (successor to Churchill & Banks, Ltd.) ("WCA"), and ADA Corporation of North Carolina ("ADA"), an affiliate of the Registrant's General Partner. The total sales price for the property sold, a portion of which was owned by ADA, was $3,927,636. This sales price was allocated among the Registrant and ADA based upon acreage sold by each, with $3,730,963 to the Registrant and $196,673 to ADA.

On March 3, 1998 the Registrant sold .61 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sales price of $227,655. The Registrant's net sale proceeds were as follows:


                                                             March 3, 1998
                                                                  Sale

           Gross sales price                               $           227,655
           Commissions and broker re-allowance fee                     (17,074)
           Deed stamps                                                    (455)
                                                           -------------------
                             Net sales proceeds            $           210,126
                                                           ===================

Additionally, the Registrant received interest of $25,930 and a late closing penalty of $22,765 from WCA at the closing under the terms of the Agreement.

Under the terms of the contract through which the Registrant purchased the Wellington Parcel (see discussion above) none of the profit was due to WPA. The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. Accordingly, the General Partner's share of the year-to-date gain is $1,639 (net sales proceeds of $210,126 less the Registrant's basis in the property sold, $46,186, equals a gain of $163,940; 1% of which is $1,639.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.

     The Registrant's operations resulted in net income of $199,071 during the quarter ended March 31, 1998 compared to a net loss of $17,075 during the same period of 1997. The primary differences between 1998 and 1997 were:

     o In the first quarter of 1998, there was a gain of $163,940 from the sale of approximately .61 acres of the Registrant's Wellington Parcel and a late closing penalty of $22,765 and interest of $25,930. There was no sale in the first quarter of 1997.

     o Expenses in 1997 include a $3,300 adjustment in accounting fees for the 1996 audit and tax returns. These fees were higher due to additional procedures required in relation to the land sale and distribution (see discussion below).

     o Expenses in 1997 increased approximately $4,000 for additional accounting and administrative services provided by related parties of the Registrant's General Partner. These additional services included
          (1) follow-up procedures performed when checks from the November, 1996 distribution were not received by some limited partners or had to be replaced and (2) revision of the Registrant's annual Form 10-K and financial statements.

     Changes in the Registrant's financial condition as of March 31, 1998, in comparison to December 31, 1997, are primarily due to:

     o The sale of approximately .61 acres of the Registrant's Wellington Parcel (see discussion below), generating net sales proceeds of $210,126, and interest and extension fees of $48,695. These funds are invested in money market accounts or are held in checking accounts.

     o The recognition as a reduction of land held for investment of the cost basis of property sold, $46,186, and

     o Reclassification of checks that remain outstanding from the November, 1996 distribution to limited partners. These checks, totaling $71,661 as of March 31, 1998, have been reclassified as a liability to the limited partners.

     The Registrant, WCA, and ADA executed an agreement (the "Agreement") for WCA to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The Agreement was amended in August 1995, April 1996, three times in September 1996, on September 12, 1997, December 12, 1997, and again on March 24, 1998. In addition to other matters, the 1995 and 1996 amendments to the Agreement provided for 10.96 acres (the "Main Site"), of which
10.91 acres were owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of outparcels (the "Outparcels"), of which 5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels. The amendments during 1997 and 1998 changed the Outparcels' closing date to April 10, 1998, required an extension fee of $25,000 (of which $20,629 was the Registrant's), and included other stipulations and penalties. The purchase price for the land is $5.25 per net square foot, which yields a sales price to the Registrant and ADA of $3,927,636. The closing for the sale of the Main Site was held on September 25, 1996.

The Registrant's net sales proceeds was $2,202,984 (net of closing costs) for the sale of the Main Site.

     On May 5, 1997, August 26, 1997 and November 17, 1997, the Registrant sold an additional .82, .79 and .39 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sale price of $250,917, $243,359 and $255,429, respectively. The Registrant also received $71,237 in interest and extension fees based on the deferred closings.

     On March 3, 1998, the Registrant sold an additional .61 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sales price of $227,655. The Registrant also received interest of $25,930 and a late closing penalty of $23,175 from WCA at the closing under the terms of the Agreement.

     As of May 8, 1998, the Registrant has $1,677,626 in cash and short-term investments, which is sufficient to meet its needs during the next year. The Registrant expects to retain $300,000 of cash and short-term investments for future operating needs, and distribute the remainder to the partners in accordance with the Partnership Agreement.

The Registrant maintains its excess funds in a money market account and certificates of deposit at Triangle Bank. The General Partner believes these accounts are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

RECENT DEVELOPMENTS:

     On April 9, 1998, the Registrant sold 2.79 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sales price of $365,603. The Registrant's net sale proceeds were as follows:

                                                        April 9, 1998

           Gross sales price                             $  365,603
           Commissions and broker re-allowance fee          (27,420)
           Deed stamps                                         (732)
                                                         ----------
                             Net sales proceeds          $  337,451
                                                         ==========

     Additionally, the Registrant received interest of $40,237 and late closing penalty of $54,840 from WCA at the closing under the terms of the Agreement.

Under the terms of the contract through which the Registrant purchased the Wellington Parcel (see discussion above) none of the profit was due to WPA. The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. Accordingly, the General Partner's share of the year-to-date gain is $1,277 (net sales proceeds of $337,451 less the Registrant's basis in the property sold, $209,795, equals a gain of $127,656; 1% of which is $1,277.

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

           Exhibit No. 10.13       Letter  Agreement to amend the  Agreement for
                                   the Purchase  and Sale of Real Estate,  dated
                                   December 12, 1997 between  Churchill & Banks,
                                   Ltd., ADA Corporation of North Carolina, and the Registrant.

           Exhibit No. 10.14       Eight  Amendment  to the  Agreement  for  the
                                   Purchase and Sale of Real Estate, dated March
                                   24, 1998 between Churchill & Banks, Ltd., ADA
                                   Corporation  of  North   Carolina,   and  the
                                   Registrant.

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

                                   CAROLINA INVESTMENT PARTNERS
                                   LIMITED PARTNERSHIP (Registrant)

                                   BY:  WALSMITH ASSOCIATES TWO,
                                              General Partner


                                   By: /s/ Alton L. Smith III
                                       ----------------------------------
                                   Alton L. Smith III, General Partner

Date:  May 15, 1998.

                                                      TO EXHIBITS

 Exhibit No.         Description                                        Page
 -----------         -----------                                        ----
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

          10.13      Letter Agreement to amend the Agreement for         18
                     the Purchase and Sale of Real Estate, dated as of December 12, 1997, between Churchill
                     & Banks, Ltd., ADA Corporation of North
                     Carolina, and the Registrant.

          10.14      Eight Amendment to the Agreement for the            19
                     Purchase and Sale of Real Estate, dated as of March 24, 1998 between Wellington Center
                     Associates, LLC, ADA Corporation of North
                     Carolina, and the Registrant.

          27         Financial Data Schedule