Form 10-Q
period 1998-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1998-08-14
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                        --------------------------------------------

                                         FORM 10-Q
                        --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
      _________________.

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

Yes _X________              No  _________

                                    The Exhibit Index is located on Page 14.

                               PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1.     Financial Information

      a)    Income Statement

                              STATEMENTS OF INCOME (Unaudited)

                                                             Three Months Ended                         Six Months Ended
                                                                  June 30                                   June 30

                                                                   1998               1997                1998               1997
                                                                ---------          ---------           ---------          ---------
Gain on sale of land .................................          $ 127,656          $ 169,678           $ 291,596          $ 169,678
Extension fees .......................................             54,840                -0-              77,606                -0-
Interest and other income ............................             46,429             14,073              78,491             14,626
                                                                ---------          ---------           ---------          ---------
     Total Income ....................................            228,925            183,751             447,693            184,304
General and Administrative expenses ..................             27,527             14,995              47,224             32,622
                                                                ---------          ---------           ---------          ---------
           NET INCOME (LOSS) .........................          $ 201,398          $ 168,756           $ 400,469          $ 151,682
                                                                =========          =========           =========          =========
Allocation of net income (loss) to:
General Partner:
   From Gain on sale of land .........................          $   1,277          $   1,697           $   2,916          $   1,697
   From other operations .............................                737                -0-               1,088                -0-
                                                                ---------          ---------           ---------          ---------
         Total to General Partner ....................              2,014              1,697               4,004              1,697
                                                                ---------          ---------           ---------          ---------
Limited Partners:
   From Gain on sale of land .........................            126,379            167,981             288,680            167,981
   From other operations .............................             73,005               (922)            107,785            (17,996)
                                                                ---------          ---------           ---------          ---------
                                                                  199,384            167,059             396,465            149,985
                                                                ---------          ---------           ---------          ---------
           TOTAL ALLOCATION ..........................          $ 201,398          $ 168,756           $ 400,469          $ 151,682
                                                                =========          =========           =========          =========
Net income (loss) per
limited partnership unit
(based on 5,900 weighted
average limited partnership units outstanding):
         From Gain on sale
          of land ....................................          $   21.42          $   28.47           $   48.93          $   28.47
         From other operations .......................              12.37               (.16)              18.27              (3.05)
                                                                ---------          ---------           ---------          ---------
             TOTAL PER UNIT ..........................          $   33.79          $   28.31           $   67.20          $   25.42
                                                                =========          =========           =========          =========
Allocation of net income
(loss) to:
General Partner:
   From Gain on sale of
land .............................................           $   1,277           $   1,697            $   2,916           $   1,697
   From other operations .........................                 737                 -0-                1,088                 -0-
                                                             ---------           ---------            ---------           ---------
   Total to General Partner ......................               2,014               1,697                4,004               1,697
                                                             ---------           ---------            ---------           ---------

Limited Partners:
   From Gain on sale of land .....................             126,379             167,981              288,680             167,981
   From other operations .........................              73,005                (922)             107,785             (17,996)
                                                             ---------           ---------            ---------           ---------

                                                               199,384             167,059              396,465             149,985
                                                             ---------           ---------            ---------           ---------


           TOTAL ALLOCATION ......................           $ 201,398           $ 168,756            $ 400,469           $ 151,682
                                                             =========           =========            =========           =========


Net income (loss) per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
         From Gain on sale
          of land ................................           $   21.42           $   28.47            $   48.93           $   28.47
         From other
operations .......................................               12.37                (.16)               18.27               (3.05)
                                                             ---------           ---------            ---------           ---------
            TOTAL PER UNIT .......................           $   33.79           $   28.31            $   67.20           $   25.42
                                                             =========           =========            =========           =========

See notes to unaudited financial statements.



      b)   Balance Sheets
                             BALANCE SHEETS

                                                                                                 June 30, 1998      December 31,1997
                                                                                                 (Unaudited)

ASSETS
     Cash ..........................................................................              $      364              $    7,553
     Short-term investments ........................................................                 362,114                 995,315
                                                                                                  ----------              ----------
         CASH AND CASH EQUIVALENTS .................................................                 362,478               1,002,868

     Land held for investment--Note B ..............................................               3,594,592               3,850,572
     Other assets ..................................................................                   3,529                   4,692
                                                                                                  ----------              ----------
        TOTAL ASSETS ...............................................................              $3,960,599              $4,858,132
                                                                                                  ==========              ==========

LIABILITIES AND PARTNERS' EQUITY
     Trade accounts payable and other
        accrued liabilities ........................................................              $   37,165              $   29,040
     Distribution not claimed by limited partners ..................................                  64,647                  71,661
     Accounts payable-related party ................................................                  12,424                   1,337
                                                                                                  ----------              ----------
       TOTAL LIABILITIES ...........................................................              $  114,236              $  102,038
                                                                                                  ----------              ----------

PARTNERS' EQUITY
     General partner's equity ......................................................              $    9,715              $    5,711
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding ........................................               3,836,648               4,750,383
                                                                                                  ----------              ----------
       TOTAL PARTNERS' EQUITY ......................................................              $3,846,363              $4,756,094
                                                                                                  ----------              ----------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY ...................................................                $3,960,599                $4,858,132
                                                                                                ==========                ==========

See notes to unaudited financial statements

      c)    Statements of Changes in Partners' Capital



                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                    Limited             General                      Limited

                    Partnership        Partner's                     Partners'

                    Units               Equity                       Equity                       Total
                    ------             --------                      ------                       --------
Balance at
 January 1, 1998 ...     5,900        $     5,711                 $    4,750,383           $     4,756,094

 Net income for the
 six months ended
 June 30, 1998 .....                        4,004                        396,465                   400,469

Distribution for 1998
General Partner .....                      (8,626)                                                  (8,626)
Limited Partner ....                                                 (1,301,574)                (1,301,574)
                      ----------        ----------                    ----------                 ----------

BALANCE AT
 JUNE 30, 1998 .....     5,900       $       1,089               $     3,845,274            $     3,846,363
                         =====       =============               ===============            ===============


Balance at
 January 1, 1997 ...     5,900       $         -0-              $      4,184,962            $     4,184,962

Net income for the
six months ended
  June 30, 1997 ...                        1,697                        149,985                    151,682
                       -------             -----                        -------                    -------


BALANCE AT
JUNE 30, 1997 ....       5,900             $1,697               $      4,334,947            $     4,336,644
                         =====             ======               ================            ===============



See notes to unaudited financial statements

      d)    Statements of Changes in Financial Position


                 STATEMENTS OF CASH FLOW (Unaudited)

                                                                                                     Six Months Ended
                                                                                                     June 30

                                                                                             1998                          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................................             $   400,469                 $     151,682
Changes in assets and liabilities:
    Decrease in land held for investment .....................................                 255,980                        61,918
    (Increase) decrease in other assets ......................................                   1,163                       (1,677)
    Increase (decrease) in trade accounts payable and distributions not
        claimed by limited partners ..........................................                  12,198                        99,734
                                                                                                ------                        ------
    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES .....................................................                 669,810                       311,657
                                                                                               -------                       -------
    CASH FLOW FROM FINANCING ACTIVITIES:
    Distribution to General Partner ..........................................                 (8,626)                           -0-
    Distribution to Limited Partners .........................................             (1,301,574)                           -0-
                                                                                            -----------                    ---------
    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS .....................................................               (640,390)                       311,657

Cash and cash equivalents at beginning
   of period                                                                                 1,002,868                       205,524
                                                                                             ---------                       -------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                                     $    362,478                 $     517,181
                                                                                          ============                 =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid for interest during the three months ended June 30 was $0 in 1998 and $0 in 1997.

See notes to unaudited financial statements.

      e)    Notes to Financial Statements

                             NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                       June 30, 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying June 30, 1998 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

      On April 9, 1998, the Registrant sold 2.79 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sales price of $365,603. The Registrant's net sale proceeds were as follows:

                                            April 9, 1998

       Gross sales price                        $   365,603
       Commissions and broker
       re-allowance fee                            (27,420)
       Deed stamps                                    (732)
                                           -----------------
                   Net sales proceeds           $   337,451
                                           =================

      Additionally, the Registrant received interest of $40,237 and a late closing penalty of $54,840 from WCA at the closing under the terms of the Agreement.

Under the terms of the contract through which the Registrant purchased the Wellington Parcel (see discussion above) none of the profit was due to WPA. The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. Accordingly, the General Partner's share of the year-to-date gain is $2,916 (net sales proceeds of $547,577 including property sold on March 3, 1998 and April 9, 1998) less the Registrant's basis in the property sold, $255,980, equals a gain of $291,596; 1% of which is $2,916.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Registrant's operations resulted in net income of $201,398 during the quarter ended June 30, 1998 compared to a net income of $168,756 during the same period of 1997, and a net income of $400,469 during the six months ended June 30, 1998 compared to a net income of $151,682 during the same period of 1997. The primary differences between 1998 and 1997 were:

            Quarter ended June 30:

o In the second quarter of 1998, there was a gain of $127,656 from the sale of the remainder of the Registrant's Wellington Parcel and a late closing penalty of $54,840 and interest of $40,236. In the second quarter 1997 there was a gain of $169,678 from the sale of .82 acres of the Registrant's Wellington Parcel and interest of $11,054.

o Expenses in 1998 increased approximately $12,000 for outside service relating to site plans and landscape architect services used for marketing the Martin Parcel.

          Six months ended June 30:

o In the six months ended of 1998, there was a gain of $291,596 from the sale of the remainder of the Registrant's Wellington Parcel and a late closing penalty of $77,606 and interest of $66,167. In the six months ended 1997 there was a gain of $169,678 from the sale of .82 acres of the Registrant's Wellington Parcel and interest of $11,054.

o Expenses in 1998 increased approximately $17,000 for outside service relating to site plans and landscape architect services for the Martin Parcel.

o Expenses in 1998 increased approximately $1,000 for developing a brochure to be used in marketing the Martin Parcel.

      Changes in the Registrant's financial condition as of June 30, 1998, in comparison to December 31, 1997, are primarily due to:

o The sale of the remainder of the Registrant's Wellington Parcel (see discussion below), generating net sales proceeds of $547,577, and interest and a late closing penalty of $143,773. These funds are invested in money market accounts or are held in checking accounts.

o The recognition as a reduction of land held for investment of the cost basis of property sold, $255,980

o Reclassification of checks that remain outstanding from the November, 1996 distribution to limited partners. These checks, totaling $64,647 as of June 30, 1998, have been reclassified as a liability to the limited partners.

      The Registrant, WCA, and ADA executed an agreement (the "Agreement") for WCA to purchase certain tracts of real property owned by Reclassification of checks that remain outstanding from the November, 1996 distribution to limited partners. These the Registrant (the Wellington Parcel) and ADA. The Agreement was amended in August 1995, April 1996, three times in September 1996, on September 12, 1997, December 12, 1997, and again on March 24, 1998. In addition to other matters, the 1995 and 1996 amendments to the Agreement provided for
10.96 acres (the "Main Site"), of which 10.91 acres were owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of outparcels (the "Outparcels"), of which 5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels. The amendments during 1997 and 1998 changed the Outparcels' closing date to April 10, 1998, required an extension fee of $25,000 (of which $20,629 was the Registrant's), and included other stipulations and penalties. The purchase price for the land is $5.25 per net square foot, which yields a sales price to the Registrant and ADA of $3,927,636. The closing for the sale of the Main Site was held on September 25, 1996. The Registrant's net sales proceeds was $2,202,984 (net of closing costs) for the sale of the Main Site.

      On May 5, 1997, August 26, 1997 and November 17, 1997, the Registrant sold an additional .82, .79 and .39 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sale price of $250,917, $243,359 and $255,429, respectively. The Registrant also received $71,237 in interest and late closing penalty based on the deferred closings.

      On March 3, 1998, the Registrant sold an additional .61 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sales price of $227,655. The Registrant also received interest of $25,930 and a late closing penalty of $23,175 from WCA at the closing under the terms of the Agreement.

      On April 9, 1998, the Registrant sold 2.79 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sale price of $365,603. The Registrant also received interest of $40,237 and a late closing penalty of $54,840.

      As of August 7, 1998, the Registrant has $334,590 in cash and short-term investments, which is sufficient to meet its needs during the next year. The Registrant expects to retain the cash and short-term investments for future operating needs.

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

            Exhibit No. 10.8  Second Amendment to the Agreement for the Purchase
                              and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant's Quarterly Report filed on Form 10-Q for tthe period ended March 31, 1996).

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

           Exhibit No. 10.13  Letter Agreement to amend the Agreement for the
                              Purchase and Sale of Exhibit No. Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., 10.13 ADA Corporation of North Carolina, and the Registrant.

           Exhibit No. 10.14  Eighth Amendment to the Agreement for the Purchase
                              and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant.

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

                                    CAROLINA INVESTMENT PARTNERS
                                    LIMITED PARTNERSHIP (Registrant)

                                    BY:  WALSMITH ASSOCIATES TWO,
                                               General Partner


                                    By:
                                    Alton L. Smith III, General Partner

Date:  August 7, 1998.

                                      INDEX TO EXHIBITS


      Exhibit No.             Description                                                  Page
         3.1                  Amended Agreement of Limited Partnership of the
                              Registrant (incorporated by reference to Exhibit
                              4.1 to the Registrant's Annual Report filed on
                              Form 10-K for the year ended December 31, 1986).

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

                              First Amendment to the Agreement for the Purchase
         10.7                 and Sale of Real Estate, dated as of August 9,
                              1995, between Churchill & Banks, Ltd., ADA
                              Corporation of North Carolina, and the Registrant
                              (incorporated by reference to Exhibit C to the Registrant's Current Report filed on Form 8-K, dated August 9, 1995).

         10.8 Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA
                              Corporation of North Carolina, and the Registrant
                              (incorporated by reference to Exhibit 28.5 to the Registrant's Quarterly Report filed on Form 10-Q for tthe period ended March 31, 1996).

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


         10.12 Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC,
                              ADA Corporation of North Carolina, and the
                              Registrant.(incorporated by reference to Exhibit
                              10.12 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended September 30,
                              1997).

         10.13 Letter Agreement to amend the Agreement for the Purchase and Sale of Exhibit No. Real Estate, dated December 12, 1997 between Churchill & Banks,
                              Ltd., 10.13 ADA Corporation of North Carolina, and the Registrant.

         10.14 Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant.

         27                   Financial Data Schedule