Form 10-Q
period 1998-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1998-11-16
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998.

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



                                                       PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------------------------------
Item 1.    Financial Information

     a)    Income Statement

                                                      STATEMENTS OF INCOME (Unaudited)

                                        Three Months Ended                      Nine Months Ended
                                            September 30                          September 30

                                                 1998                1997                  1998                  1997

Gain on sale of land                                   $  0             $165,465            $  291,596              $335,142
Extension Fees                                            0               20,629                77,606                20,629
Interest and other income                             3,194               22,480                81,685                37,107
                                           -----------------  -------------------   -------------------   -------------------
     Total Income                                     3,194               208,574              450,887                392,878

General and
Administrative expenses                              17,575               10,638                64,798                43,260
                                           -----------------  -------------------   -------------------   -------------------

NET INCOME
(LOSS)                                          $  (14,381)           $  197,936            $  386,089            $  349,618
                                           =================  ===================   ===================   ===================

Allocation of net income
(loss) to:
General Partner:
   From Gain on sale of land                         $    0               $1,655            $    2,916                $3,351

   From other operations                              (143)                  145                   945                   145
                                           -----------------  -------------------   -------------------   -------------------

               Total to General Partner               (143)                1,800                 3,861                 3,496
                                           -----------------  -------------------   -------------------   -------------------

Limited Partners:
   From Gain on sale of land                              0              163,810               288,680               331,792
   From other operations                           (14,238)               32,326                93,548                14,330
                                           -----------------  -------------------   -------------------
                                                                                                          -------------------
                                                   (14,238)              196,136               382,228               346,122
                                           -----------------  -------------------   -------------------   -------------------

                       TOTAL ALLOCATION         $  (14,381)           $  197,936            $  386,089          $  349,618
                                           =================  ===================   =================== ===================


Net income (loss) per limited partnership
unit (based on 5,900 weighted average
limited partnership units outstanding):
         From Gain on sale
          of land                                    $    0          $     27.76            $    48.93           $     56.23
         From other operations                       (2.41)                 5.48                 15.86                  2.43
                                           ================   ==================   ====================  ===================-

                         TOTAL PER UNIT         $    (2.41)            $   33.24            $    64.79             $   58.66
                                           =================  ===================   ===================   ===================

=============================================================================================================================


See notes to unaudited financial statements.


         b)       Balance Sheets
                                          BALANCE SHEETS

                                                             September 30, 1998               December 31,1997
                                                             (Unaudited)



ASSETS
     Cash                                                              $    9,411               $    7,553
     Short-term investments                                               319,533                  995,315
                                                                       ----------               ----------
         CASH AND CASH EQUIVALENTS                                        328,944                1,002,868

     Land held for investment--Note B                                   3,594,592                3,850,572
     Other assets/Related Party                                             2,779                    4,692
                                                                       ----------               ----------
        TOTAL ASSETS                                                   $3,926,315               $4,858,132
                                                                       ==========               ==========


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                                            $   26,224               $   29,040
     Distribution not claimed by limited partners                          65,087                   71,661
     Accounts payable-related party                                         3,022                    1,337
                                                                       ----------               ----------
       TOTAL LIABILITIES                                               $   94,333               $  102,038
                                                                       ----------               ----------

PARTNERS' EQUITY

     General partner's equity                                          $      945               $    5,711
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding                             3,831,037                4,750,383
                                                                       ----------               ----------
       TOTAL PARTNERS' EQUITY                                          $3,831,982               $4,756,094
                                                                       ----------               ----------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                                           $3,926,314               $4,858,132
                                                                       ==========               ==========

See notes to unaudited financial statements.



         c)       Statements of Changes in Partners' Capital


                                           STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                                   Limited                General               Limited
                                 Partnership             Partner's              Partners'

                              Units                       Equity                Equity                        Total
Balance at
   January 1, 1998                         5,900              $   5,711     $       4,750,383        $           4,756,094

     Net income for the
     Nine months ended
  September 30, 1998                                              3,861               382,228                      386,089

Distribution for 1998

General Partner                                                 (8,627)                                            (8,627)
Limited Partner                                                                    (1,301,574)                 (1,301,574)
                              -------------------    -------------------    ---------------------    -------------------------

BALANCE AT
SEPTEMBER 30, 1998                         5,900                $   945           $  3,831,037              $    3,831,982
                              ===================    ===================    =====================    =========================

Balance at
   January 1, 1997                     5,900                  $     -0-     $       4,184,962        $            4,184,962

Net income for the
Nine months ended
  September 30, 1997          ___________                         3,496               346,122                       349,618
                                                     -------------------    ---------------------    -------------------------

BALANCE AT
SEPTEMBER 30, 1997                         5,900             $    3,496          $  4,531,084     $               4,534,580
                              ===================    ===================    =====================    =========================

See notes to unaudited financial statements.



                  d)       Statements of Changes in Financial Position

                                                    STATEMENTS OF CASH FLOW (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30

                                                                                  1998                   1997


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $   386,089            $   349,618
Changes in assets and liabilities:
    Decrease in land held for investment                                         255,980                121,074
    (Increase) decrease in other assets                                            1,913                  (928)

    Increase (decrease) in trade accounts payable and
distributions not claimed by limited partners                                    (7,705)                 90,492

                                                                     --------------------   --------------------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                                        636,277                560,256
                                                                     --------------------   --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Distribution to General Partner                                                  (8,627)                      0
Distribution to Limited Partners                                             (1,301,574)                      0
                                                                     --------------------   --------------------
                                                                               1,310,201
    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                       (673,924)                560,256

Cash and cash equivalents at beginning
   of period                                                                   1,002,868                205,524
                                                                     --------------------   --------------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                         $  328,944            $   765,780
                                                                     ====================   ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the three months ended
September 30 was $0 in 1998 and $0 in 1997.

See notes to unaudited financial statements.

         e)       Notes to Financial Statements

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           September 30, 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying September 30, 1998 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Under the terms of the contract through which the Registrant purchased the Wellington Parcel (see discussion above) none of the profit was due to WPA. The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. Accordingly, the General Partner's share of the year-to-date gain is $2,916 (net sales proceeds of $547,577 including property sold on March 3,1998 and April 9,1998) less the Registrant's basis in the property sold, $255,980, equals a gain of $291,596; 1% of which is $2,916.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.

         The Registrant's operations resulted in net loss of $14,381 during the quarter ended September 30, 1998 compared to a net income of $197,936 during the same period of 1997, and a net income of $386,089 during the nine months ended September 30, 1998 compared to a net income of $349,618 during the same period of 1997. The primary differences between 1998 and 1997 were:

Quarter ended September 30:

o In the third quarter of 1998, there was no sale of land. In the third quarter 1997 there was a gain of $165,465 from the sale of .79 acres of the Registrant's Wellington Parcel and interest and a late closing penalty of $37,587.

o Expenses in 1998 increased approximately $8,100 for outside service relating to site plans and landscape architect services for the Martin parcel.

Nine months ended September 30:

o In the nine months ended of 1998, there was a gain of $291,596 from the sale of 3.40 acres of the Registrant's Wellington Parcel and interest and a late closing penalty of $143,773. In the nine months ended 1997 there was a gain of $335,142 from the sale of
         1.61 acres of the Registrant's Wellington Parcel and interest and late closing penalty of $48,461.

o Expenses in 1998 increased approximately $25,400 for outside service relating to site plans and landscape architect services for the Martin Parcel.

o Expenses in 1998 increased approximately $1,000 for developing a brochure to be used upon marketing the Martin Parcel.


         Changes in the Registrant's financial condition as of September 30, 1998, in comparison to December 31, 1997, are primarily due to:

o The sale of the remainder of the Registrant's Wellington Parcel (see discussion below), generating net sales proceeds of $547,577, and interest and a late closing penalty of $143,773. These funds are invested in money market accounts or are held in checking accounts.

o The recognition as a reduction of land held for investment of the cost basis of property sold, $255,980.

o Reclassification of checks that remain outstanding from the November, 1996 distribution to limited partners. These checks, totaling $65,087 as of September 30, 1998, have been reclassified as a liability to the limited partners.

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

         On May 5, 1997, August 26, 1997 and November 17, 1997, the Registrant sold an additional .82, .79 and .39 acres of the Wellington Parcel to WCA under the terms of the Agreement for a gross sale price of $250,917, $243,359 and $255,429, respectively. The Registrant also received $71,237 in interest and a late closing penalty based on the deferred closings.

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

         As of November 12,1998, the Registrant has $330,094 in cash and short-term investments, which is sufficient to meet its needs during the next year. The Registrant expects to retain the cash and short-term investments for future operating needs.

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

                                                                  Part II

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

         Exhibit No. 10.11                Fifth Amendment to the Agreement
                                          for the Purchase and Sale of Real
                                          Estate, dated as of September 27,
                                          1996, between Wellington Center
                                          Associates, LLC, ADA Corporation of
                                          North Carolina, and the Registrant
                                          (incorporated by reference to
                                          Exhibit 10.3 to the Registrant's
                                          Current Report filed on Form 8-K,
                                          dated
                                       12

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

         Exhibit No. 10.13                Letter Agreement to amend the
                                          Agreement for the Purchase and Sale
                                          of Real Estate, dated December 12,
                                          1997 between Churchill & Banks,
                                          Ltd., ADA Corporation of North
                                          Carolina, and the Registrant.
                                          (incorporated by reference to
                                          Exhibit 10.13 to the Registrant's
                                          Quarterly Report for
                                          the period ended March 31, 1998).

         Exhibit No. 10.14                Eighth Amendment to the Agreement
                                          for the Purchase and Sale of Real
                                          Estate, dated March 24, 1998
                                          between Churchill & Banks, Ltd.,
                                          ADA Corporation of North Carolina,
                                          and the Registrant. (incorporated
                                          by reference to Exhibit 10.14 to
                                          the Registrant's Quarterly Report
                                          for the period ended March 31, 1998).

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

                                            CAROLINA INVESTMENT PARTNERS
                                            LIMITED PARTNERSHIP (Registrant)

                                            BY:  WALSMITH ASSOCIATES TWO,
                                                 General Partner


                                           By: /s/ Alton L. Smith III
                                                -------------------------
                                            Alton L. Smith III, General Partner

Date:  November 11,1998

                                                  TO EXHIBITS

  Exhibit No.        Description                                Page

          3.1 Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Annual to Exhibit 4.1 to the Registrant's Annual Report filed on Form 10-K for the year Report filed on Form 10-K for the year ended December 31, 1986).

         10.1       Purchase Agreement between
                    Registrant and Walsmith
                    Associates regarding the Martin
                    Walsmith Associates regarding the
                    Martin Parcel (incorporated by
                    reference to Parcel (incorporated by
                    reference to Exhibit 10.1to the
                    Registrant's Annual Exhibit 10.1to
                    the Registrant's Annual Report filed
                    on Form 10-K for the year Report
                    filed on Form 10-K for the year ended
                    December 31, 1986)

         10.2       Offer to Purchase and Contract for
                    the Sale Offer to Purchase and
                    Contract for the Sale and Purchase
                    of Real Estate, dated as of and
                    Purchase of Real Estate, dated as of
                    January 24, 1986, between Wellington
                    Park January 24, 1986, between
                    Wellington Park Associates and the
                    Registrant (incorporated Associates
                    and the Registrant (incorporated by
                    reference to Exhibit 6A to the by
                    reference to Exhibit 6A to the
                    Registrant's Quarterly Report filed
                    on Form Registrant's Quarterly
                    Report filed on Form 10-Q for the period ended June 30, 1989).

         10.3       Agreement between the North Carolina
                    Department of Transportation and
                    Walsmith Department of
                    Transportation and Walsmith
                    Associates (incorporated by
                    reference to Associates
                    (incorporated by reference to
                    Exhibit 10.3 to the Registrant's
                    Annual Exhibit 10.3 to the
                    Registrant's Annual Report on Form
                    10-K for the year ended Report on
                    Form 10-K for the year ended
                    December 31, 1986).

         10.4       Assignment and Assumption Agreement
                    between Assignment and Assumption
                    Agreement between the Registrant and
                    Walsmith Associates the Registrant
                    and Walsmith Associates
                    (incorporated by reference to
                    Exhibit 10.4 (incorporated by
                    reference to Exhibit 10.4 to the
                    Registrant's Annual Report on Form
                    to the Registrant's Annual Report on
                    Form 10-K for the year
                    ended December 31, 1986).

        10.5
                    Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to
                    Exhibit 10.6 to the Registrant's Annual
                    Report filed on Form 10-K for the period ended December 31, 1989).

        10.6        Agreement for the Purchase and Sale
                    of Real Agreement for the Purchase
                    and Sale of Real Estate, dated as of
                    April 20, 1995, between Estate,
                    dated as of April 20, 1995, between
                    Churchill & Banks, Ltd., ADA
                    Corporation of Churchill & Banks,
                    Ltd., ADA Corporation of North
                    Carolina, and the Registrant North
                    Carolina, and the Registrant
                    (incorporated by reference to
                    Exhibit C to (incorporated by
                    reference to Exhibit C to the
                    Registrant's Current Report filed on
                    the Registrant's Current Report
                    filed on Form 8-K, dated April 20, 1995).

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

       10.13        Letter Agreement to amend the Agreement for
                    the Purchase and Sale of Real Estate, dated
                    as of December 12, 1997,  between Churchill
                    &
                               16

                    Banks, Ltd., ADA Corporation of North
                    Carolina, and the Registrant.(incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report filed on Form
                    10-Q for the period ended March 31, 1998)

       10.14 Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of March 24, 1998 between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant. (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

       27           Financial Data Schedule