Form 10-K
period 1998-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1999-03-31
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

         Market Value of 5,875 Units held by nonaffiliates as of March 29, 1999 was $2,621,000 (based upon the offering price of $1,000 less the amount distributed per Unit).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         5,900 Units outstanding as of March 29, 1999

This Exhibit Index appears on Page 18.

                                     PART I

Item 1.  Business.

         Carolina Investment Partners, Limited Partnership (the "Registrant") is a limited partnership organized in 1985 under the North Carolina Uniform Limited Partnership Act. The Registrant was formed for the purpose of investing in certain unimproved real properties located in Cary, North Carolina. The Registrant acquired these properties, commonly known as the Martin Parcel and the Wellington Parcel, in 1986. See "Properties." The Registrant has the option to develop the Martin Parcel for office and institutional uses or hold it for resale. The only option for the Wellington Parcel was to hold it for resale. At this time the Registrant is not developing the Martin Parcel and is attempting to sell it. However, the Registrant will consider its options with respect to development of the Martin Parcel and is formulating a plan for development of the Martin Parcel. As of April 9, 1998 all of the Wellington Parcel was sold.

Recent Developments

         The Registrant recently submitted a site plan for the development portion of the Martin Parcel to the town of Cary. The town has failed to approve the site plan because of traffic concerns. The General Partner and its representatives are presently meeting with the North Carolina Department of Transportation representatives and representatives of the town of Cary in an attempt to alleviate the concerns of town officials. The General Partner believes that a favorable outcome of these discussions will enhance the marketability of the property. There can be no assurances that there will be a favorable outcome of the discussions with the North Carolina Department of Transportation of the Town of Cary.

         Development of real property in the Research Triangle Area is highly competitive. Factors which affect competition include price, financing terms, economics, location, social and demographic conditions in the surrounding areas, roads, sewers, utilities and other items of infrastructure, zoning and similar governmental regulations which affect the cost of development and the uses of the property. Many of these factors are beyond the control of the Registrant. These competitive conditions may affect the Registrant's ability to locate purchasers for, or develop, the property at prices acceptable to the Registrant. The Registrant believes, however, that the proximity of the property to the full access highway interchange and overpass which connects the Cary Parkway and U.S. Highway 1 and 64 (the "Interchange") enhances their marketability and minimizes the effects of competition.

Item 2.  Properties.

         The Martin Parcel is located in the southern portion of Cary, North Carolina, a rapidly expanding community to the immediate southwest of Raleigh, North Carolina. Cary is part of a region in central North Carolina known as the Research Triangle area which includes Raleigh, Durham, Chapel Hill and the Research Triangle Park. The Martin Parcel is located near the residential single family subdivisions known as Ridgepath, Wellington Park, MacGregor Downs, Lochmere, Kildaire Farms, Wimbledon, and McDonald Woods. The map below shows the location of the Martin Parcel in Cary.

                                   [MAP]

         The Martin Parcel contains approximately 25.1 acres of unimproved land, which is divided into two tracts by the Cary Parkway. The tract lying tot he west of the Cary Parkway contains 15.76 acres of land, while the tract lying to the east of the Cary Parkway contains 9.34 acres of land. The Martin Parcel is located immediately to the north of the Interchange.

         Upon the sale of the Martin Parcel, the General Partner is entitled to a broker listing fee under some circumstances. See Item 11 "Executive Compensation." In addition to the broker listing fee, in the event the parcel is sold by a broker unaffiliated with the General Partner, the Registrant may pay the unaffiliated broker a 2.5% broker-reallowance fee.

Item 3.  Legal Proceedings.

         No material legal proceedings are pending against the Registrant or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 1998.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         (a) The Registrant has no common stock. There is no established public trading market for the Units.

         (b) The Registrant had 985 Limited Partners holding 5,900 Units as of March 29, 1999. The number of Limited Partners was determined by the Partnership's records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

         (c) Until the Limited Partners have received distributions of cash from the Registrant of an aggregate amount equal to 100% of the Capital Contributions of the Limited Partners, plus an additional return equivalent to 10% per annum simple interest on their "Unreturned Capital Contributions", the Limited Partners will receive at least 99% of all distributions of cash, which will be distributed and allocated among them in the ratio which the number of Units owned by each of them bears to the total number of Units outstanding. Thereafter, the Registrant's distributions will be allocated 90% to the Limited Partners and 10% to the General Partner. "Unreturned Capital Contribution" means the Capital Contribution of a Limited Partner less any distributions of cash made by the Registrant to such Limited Partner.

Item 6.  Selected Financial Data.

                                 1998         1997         1996         1995          1994
                              ---------    ---------    ---------    ---------     ---------
Summary of  Operations:
     Gain on Sale of Land    $  291,596   $  541,269   $1,382,081         $-0-          $-0-

     Other Income               163,090       87,420       12,174       39,158         2,776

     Expenses                    76,565       57,557       58,040       41,455        35,529

     Net Income (Loss)          378,121      571,132    1,336,215       (2,297)      (32,753)

     Net Income (Loss)
     per limited
     partnership unit:
         From gain on sale
         of land                  48.93        90.82       231.91          -0-           -0-
         From other
         operations               14.52         5.01       <7.78>        <.39>        <5.55>
                              ---------    ---------    ---------    ---------     ---------
         Total per unit           63.45        95.83       224.13        <.39>        <5.55>

     Distribution per unit       220.00          -0-       331.53          -0-           -0-

Selected Balances:
     Cash and Short-Term
     Investments                413,165    1,002,868      205,524       33,338         4,065

     Land held for
     Investment               3,594,592    3,850,572    4,001,280    4,822,183     4,822,183

     Total Assets             4,009,786    4,858,132    4,206,804    4,855,624     4,826,351

     Long term obligations          -0-          -0-          -0-          -0-           -0-

     General Partner's
     equity                         865        5,711          -0-          -0-           -0-

     Limited Partners'
     equity                   3,826,723    4,750,383    4,184,962    4,818,568     4,820,865

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Registrant's operations resulted in a net income of $378,121 during 1998, compared to net income of $571,132 during 1997 and a net income of $1,336,215 in 1996. The primary differences between 1998 in comparison to 1997 and 1996 were:

         1998 vs. 1997

         o A gain of $291,596 in 1998 from the sale of the remaining 3.4 acres of the Registrant's Wellington Parcel compared to a gain of $541,269 in 1997 from the sale of approximately 2.0 acres of the Registrant's Wellington Parcel

         o Interest of $66,167 and a late closing penalty of $77,605 in 1998 was received by the Registrant due to the deferral of the closing of the remaining 3.4 acres of the Wellington Parcel. Interest of $50,608 and a non-refundable extension fee of $20,629 was received in 1997.

         o Property taxes for 1998 are approximately $6,600 lower than 1997 due to the sale of property (see discussion below).

         o Expenses in 1998 increased approximately $29,000 for outside service relating to site plans and landscape architect services for the Martin Parcel. Expenses in 1997 included a $3,300 adjustment in accounting fees for the 1996 audit and tax returns. These fees were higher due to additional audit and tax procedures required in relation to the land sale and distribution.

         1998 vs. 1996

         o A gain of $291,596 in 1998, from the sale of the remaining 3.4 acres of the Registrant's Wellington Parcel (see discussion below), compared to a gain of $1,382,081 in 1996 from the sale of the main site at Wellington (10.9 acres)

         o Interest of $66,167 and a late closing penalty of $77,605 in 1998 was received by the Registrant due to the deferral of the closing of the remaining 3.4 acres of the Wellington Parcel. There was no similar income in 1996.

         o During 1996 the Registrant received $11,300 in non-refundable deposits on the sale of the Wellington Parcel. There were no non-refundable deposits in 1998.

         o In 1998 expenses for property taxes were approximately $16,000 lower than 1996 due to the sales of property.

         o Expenses in 1998 increased approximately $3,000 from 1996 due to outside service relating to site plans and landscape architect services for the Martin Parcel.

         o Expenses in 1998 in comparison to 1996 increased approximately $10,000 for additional accounting and administrative services provided by related parties of the Registrant's General Partner. These additional services included (1) assistance with closing on the sales of property, (2) follow-up procedures performed when checks from the April, 1998 distribution were not received by some limited partners and had to be replaced, and (3) preparation of the Registrant's annual Form 10-K and financial statements.

         The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks") (predecessor to Wellington Center Associates, LLC ("WCA")), and ADA Corporation of North Carolina ("ADA"), which is affiliated with the General Partner, executed an agreement (the "Agreement") for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The Agreement was amended on various dates in 1995 and 1996, and in September 1997. In addition to other matters, the amendments to the Agreement provided for 10.96 acres (the "Main Site"), of which 10.91 acres were owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of four outparcels (the "Outparcels"), of which 5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels. The September 1997 amendment extended closing on the Remaining Outparcels to January 30, 1998. The purchase price for the land was $5.25 per net square foot, which yielded a sales price to the Registrant and ADA of $3,927,750.

         On March 3,1998, and April 9, 1998 the Registrant sold .61 acres, and
2.79 acres, respectively, of the Wellington Parcel to WCA under the terms of the amended Agreement for gross sales prices of $227,655, and $365,603, respectively, or an aggregate of $593,258. The Registrant's net sale proceeds with respect to these sales were as follows:

                           March 3, 1998  April 9, 1998
                               Sale           Sale

Gross sales price            $ 227,655    $ 365,603
Commissions and broker re-
  allowance fee                (17,074)     (27,427)

Deed stamps                       (455)        (732)
                             ---------    ---------
     Net sales proceeds      $ 210,126    $ 337,451
                             =========    =========

         Additionally, the Registrant received interest of $25,930, and $40,237, and later closing penalty of $22,765 and $54,840 respectively, from WCA at the closings under the terms of the Agreement. Upon completion of the April 9, 1998 sale, no portions of the Wellington Parcel remained for sale by the Registrant.

         The Registrant's Partnership Agreement calls for the General Partner to be allocated, at a minimum, 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the 1998 gain is (net sales proceeds of less the Registrant's basis in the property sold, $255,980, equals a gain of $291,596; 1% of which is $2,916).

         The Registrant's proceeds from the 1998 sales have been invested in a money market account.

         As of March 29, 1999, the Registrant has $310,578 in cash and short-term investments, which is sufficient to meet its needs during the next year. The Registrant expects to retain these.

         The Registrant maintains its excess funds in money market account at Triangle Bank. The General Partner believes the account is an appropriate investment of the Registrant's funds. Until the Martin Parcel is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

Year 2000

         The Registrant has assessed the potential impact of the Year 2000 issue on the Registrant's operations. The Registrant believes that the Registrant does not need to take any significant actions to address the Year 2000 issue and that the impact of the Year 2000 issue will not materially affect the Registrant of the Registrant's business, results of operations or financial condition. The Registrant does not believe that the Year 2000 issue will materially affect the Martin Parcel.

         Due to the infrequent transfer of the Registrant's partnership interests and the Registrant's use of paper records regarding the accounts of its partners (as a supplement to the Registrant's computer systems), the Registrant does not believe that the Year 2000 issues will materially affect the Registrant's internal accounting or management systems. The Registrant will not make any significant expenditures for computer equipment or software upgrades.

         After brief discussion with Triangle Bank regarding the Year 2000 issue, the Registrant does not believe that the Year 2000 issue will materially affect its excess funds held at Triangle Bank. After brief discussions with the Registrant's General Partner regarding the Year 2000 issue, the Registrant does not believe that the Year 2000 issue will materially affect the General Partner's ability to perform any of its duties in connection with the Registrant. The Registrant does not believe that the Registrant is vulnerable to any other third party failures to remedy their own Year 2000 issues.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

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

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner. The General Partner is Walsmith Associates Two, a North Carolina general partnership. Except as expressly provided in the Partnership Agreement, the General Partner has the power to do any and all things necessary or incident to the conduct of the Registrant's business. The general partners of the General Partner are:

                                                     ------------------------------------------------------------------------
                                                                           Business Experience During
                                                                             Past Five Years, Family
                                                                         Relationships and Directorships
NAME                             AGE                                           in Public Companies
                                                     ------------------------------------------------------------------------
Donald F. Walston                57                  President since 1982, and founder of Howard Perry &



                                                     Walston Realty, Inc., a residential real estate brokerage company located in the Research Triangle area of North Carolina.

Alton L. Smith, III              50                  Mr. Smith is an officer and director of Trademark Properties, Inc.
                                                     Mr. Smith is the brother of C. Stephen Smith

C. Stephen Smith                 49                  Mr. Smith is an independent commercial real estate broker.  Mr. Smith is the brother of Alton L. Smith, III


   To the knowledge of the Registrant, no person is the beneficial owner of more than 590 units, 10% of the outstanding Units.






Item 11. Executive Compensation.

         The Agreement of Limited Partnership of the Registrant (the "Partnership Agreement") governs the amount of compensation payable to Walsmith Associates, Two, the General Partner of the Registrant.

         Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee. This fee was paid to the General Partner by the Registrant during 1998.

         If any portion of the Registrant's properties are developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 1998.

         The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. During the year ended December 31, 1998, the Registrant paid affiliates of the General Partner $9,455 for record keeping, securities law filings and other administrative services.

         The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated $3,781 of net income for 1998. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Upon the sale of the Martin Parcel the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid broker listing fees of $14,831 (2 1/2 % of $593,258) to the General Partner during the year ended December 31, 1998. Additionally, broker listing fees of $11,947 were paid to an affiliate of the General Partner during the year ended December 31, 1998.

         No other amounts were paid for services during the year ended December 31, 1998 to the General Partner or any of its partners or employees.

         If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 1998.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) As of March 29, 1999, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 29, 1999:

                                                                                 Amount and
         Title               Name & Address                      Nature        Percent of Class
         -----               --------------                      ------        ----------------
    Limited               Alton L. Smith III                     25 units (1)           *
Partnership Unit          4000 Blue Ridge Road, Suite 100
                          Raleigh, NC  27612


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

         (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

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

Signature                                            Capacity                   Date
---------                                            --------                   ----
/s/Donald F. Walston                     General Partner of Walsmith            March 30, 1999
------------------------------------     Associates Two, general partner of
                                         the Registrant


/s/Alton, L. Smith, III                  General Partner of Walsmith            March 30, 1999
-----------------------------------      Associates Two, general partner of
                                         the Registrant

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

                          YEAR ENDED DECEMBER 31, 1998

                CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

                             RALEIGH, NORTH CAROLINA

Form 10-K--Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 1998

LIST OF FINANCIAL STATEMENTS

The following financial statements of Carolina Investment Partners, Limited Partnership are included in Item 8:

Independent Auditors Report                                            F-1

Balance Sheets--December 31, 1998 and 1997                             F-2

Statements of Operations--Years Ended
 December 31, 1998, 1997 and 1996                                      F-3

Statements of Changes in Partners' Equity--Years Ended
 December 31, 1998, 1997, and 1996                                     F-4

Statements of Cash Flows--Years Ended December 31, 1998,
 1997, and 1996                                                        F-5

Notes to Financial Statements                                          F-6

Schedules to the financial statements for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable or the required information is included in the financial statements or the notes thereto.

                     [Letterhead of Lynch & Howard, P.A.]


                          INDEPENDENT AUDITOR'S REPORT

         To the Partners

         Carolina Investment Partners Limited Partnership
         Raleigh, North Carolina

         We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 1998 and December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         /s/ Lynch & Howard, P.A.
         February 10, 1999

                                                                       EXHIBIT A

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            RALEIGH, NORTH CAROLINA
                                 BALANCE SHEETS



                                     ASSETS

                                                      December 31
                                                -----------------------
                                                    1998         1997
                                                ----------   ----------
ASSETS:
    Cash                                            $  110,033   $    7,553
    Short-term investments                             303,132      995,315
    Land held for investment  (Note 5)               3,594,592    3,850,572
    Accounts receivable - related party                  2,029        4,692
                                                    ----------   ----------


                                                    $4,009,786   $4,858,132
                                                    ==========   ==========

                 LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
    Accounts payable - trade                        $   14,637   $   29,755
    Accounts payable - related party                     1,639        1,337
    Distributions not claimed by limited partners      165,922       70,946
                                                    ----------   ----------

                 Total Liabilities                  $  182,198   $  102,038
                                                    ----------   ----------


PARTNERS' EQUITY
     General Partner's equity                        $      865   $    5,711
     Limited partners' equity; 5,900 units
       authorized, issued and outstanding             3,826,723    4,750,383
                                                     ----------   ----------

                  Total Partners' Equity             $3,827,588   $4,756,094
                                                     ----------   ----------


                                                     $4,009,786   $4,858,132
                                                     ==========   ==========

The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT B

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                            STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31
                                                                       ------------------------------------
                                                                          1998         1997         1996
                                                                       ----------   ----------   ----------
REVENUES:
      Gain on sale of land - net of related party                      $  291,596   $  541,269   $1,382,081
         commissions paid of $26,778, $33,737 and $107,460
         in 1998, 1997, and 1996, respectively  (Note 6)
      Interest and other income                                           163,090       87,420       12,174
                                                                       ----------   ----------   ----------
           Total Revenues                                              $  454,686   $  628,689   $1,394,255
                                                                       ----------   ----------   ----------
OPERATING EXPENSES:

      General and administrative expenses                              $   64,110   $   43,310   $   49,219
      Related party expenses                                               12,455       14,247        8,821
                                                                       ----------   ----------   ----------
           Total Operating Expenses                                    $   76,565   $   57,557   $   58,040
                                                                       ----------   ----------   ----------
NET INCOME                                                             $  378,121   $  571,132   $1,336,215
                                                                       ==========   ==========   ==========
ALLOCATION OF NET INCOME (NOTE 2):
      To General Partner:
         From gain on sale of land                                     $    2,916   $    5,413   $   13,821
         From operations                                                      865          298            0
                                                                       ----------   ----------   ----------

           Total to General Partner                                    $    3,781   $    5,711   $   13,821
                                                                       ----------   ----------   ----------
      To Limited partners:
         From gain on sale of land                                     $  288,680   $  535,856   $1,368,260
         From operations                                                   85,660       29,565      -45,866
                                                                       ----------   ----------   ----------
           Total to Limited Partners                                   $  374,340   $  565,421   $1,322,394
                                                                       ----------   ----------   ----------
                                                                       $  378,121   $  571,132   $1,336,215
                                                                       ==========   ==========   ==========


NET INCOME PER LIMITED PARTNERSHIP UNIT:
      (Based on 5,900 weighted average limited
      partnership units outstanding during each year)
         From gain on sale of land                                     $    48.93   $    90.82   $   231.91
         From other operations                                              14.52         5.01        (7.78)
                                                                       ----------   ----------   ----------
                                                                       $    63.45   $    95.83   $   224.13
                                                                       ==========   ==========   ==========




The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT C

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                                Limited      General       Limited
                                              Partnership   Partner's     Partners'
                                                 Units       Equity         Equity         Total
                                              ----------   -----------    ----------     ----------
BALANCE AT JANUARY 1, 1996                         5,900   $        --   $ 4,818,568    $ 4,818,568

NET INCOME FOR 1996                                   --        13,821     1,322,394      1,336,215

DISTRIBUTIONS FOR 1996
       General Partner                                --       (13,821)           --        (13,821)
       Limited partners ($331.53 per unit)            --            --    (1,956,000)    (1,956,000)
                                              ----------   -----------    ----------     ----------
BALANCE AT DECEMBER 31, 1996                       5,900   $        --   $ 4,184,962    $ 4,184,962

NET INCOME FOR 1997                                   --         5,711       565,421        571,132
                                              ----------   -----------    ----------     ----------

BALANCE AT DECEMBER 31, 1997                     749,300   $     5,711   $ 4,750,383    $ 4,756,094

NET INCOME FOR 1998                                   --         3,781       374,340        378,121

DISTRIBUTIONS FOR 1998
       General Partner                                --        (8,627)           --         (8,627)
       Limited partners ($220.00 per unit)            --            --    (1,298,000)    (1,298,000)
                                              ----------   -----------    ----------     ----------

BALANCE AT DECEMBER 31, 1998                     749,300   $       865   $ 3,826,723    $ 3,827,588
                                              ==========   ===========   ===========    ===========
















The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT D

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                            STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                       -----------------------------------------
                                                                              1998           1997           1996
                                                                       -----------------------------------------
OPERATING ACTIVITIES:
      Net income                                                       $   378,121    $   571,132    $ 1,336,215
      Adjustments to reconcile net income to
        net cash used in operating activities:
          Changes in operating assets and liabilities:
               Land held for investment                                    255,980        150,708        820,903
               Accounts receivable - related party                           2,663         (4,692)           103
               Accounts payable - trade                                    (15,118)        15,857         (6,050)
               Accounts payable - related party                                302         (6,607)         6,900
               Distributions not claimed by limited partners                94,976         70,946              0
                                                                       -----------    -----------    -----------
               Net Cash Provided By Operating Activities               $   716,924    $   797,344    $ 2,158,071
                                                                       -----------    -----------    -----------
FINANCING ACTIVITIES:
      Repayment of note payable - related party                        $         0    $         0    $   (16,064)
      Distribution to General Partner                                       (8,627)             0        (13,821)
      Distribution to limited partners                                  (1,298,000)             0     (1,956,000)
                                                                       -----------    -----------    -----------
               Net Cash Provided By (Used In)
                 Financing Activities                                  $(1,306,627)   $         0    $(1,985,885)
                                                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                        $  (589,703)   $   797,344    $   172,186
CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                                                      1,002,868        205,524         33,338
                                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS -
  END OF YEAR                                                          $   413,165    $ 1,002,868    $   205,524
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

                                                                       EXHIBIT D
                                                                          PAGE 2

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                            STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31
                                                            ------------------------------------
                                                                1998         1997         1996
                                                            ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
      Cash paid during the year for interest                $        0   $        0   $    1,127
                                                            ==========   ==========   ==========
      Cash and cash equivalents:
          Cash                                              $  110,033   $    7,553   $  194,254
          Short-term investments                               303,132      995,315       11,270
                                                            ----------   ----------   ----------
                                                            $  413,165   $1,002,868   $  205,524
                                                            ==========   ==========   ==========











The Notes to Financial Statements are an integral part of this statement.

                                                                           F-5.1
                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

         Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner's capital account balance shall be less than zero. Thus, no loss from operations was allocated to the General Partner for the year ended December 31, 1996. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 1998, 1997 and 1996 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         RECLASSIFICATIONS
         Certain items in the 1997 report have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported net income.

(3)      RELATED PARTY TRANSACTIONS

         The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. An affiliate of the General Partner received a broker listing fee of $11,947, $14,994, and $47,760 in 1998, 1997 and 1996, respectively and the General Partner received a broker listing fee of $14,831, $18,743 and $59,700 in 1998, 1997 and
         1996, respectively (SEE NOTE 6).

         The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting, administrative services and engineering consulting totaling $9,455, $11,247 and $5,821 during 1998, 1997 and 1996, respectively. Amounts payable to related parties at December 31, 1998 and 1997 were $1,639 and $1,337, respectively.

(4)      NOTE PAYABLE - RELATED PARTY

         On February 2, 1995 the General Partner made a loan to the Partnership of $55,000. The purpose of this loan was to fund the current operating expenses of the Partnership. The note was payable upon the sale of Partnership properties or other sources of funds that become available but was to be paid in full no later than June 1, 1996. As of June 1, 1996 the Partnership had not closed on the pending land sale; therefore, the General Partner made another loan to the Partnership of $16,064, the balance of the first loan. This loan was paid off on September 30, 1996 (SEE NOTE 6). Both notes accrued interest at prime plus one percent and the interest was payable quarterly. Interest expense for the years ended December 31, 1998, 1997 and 1996 was $0, $0 and $1,127, respectively.

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

         The Partnership sold approximately 3.4, 2.0 and 10.9 acres of the Wellington Parcel during 1998, 1997 and 1996, respectively (SEE NOTE
         6).

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(6)      GAIN ON SALE OF LAND

         YEAR 1998

         During 1998 the Partnership sold the remaining 3.4 acres of the Wellington Parcel to an unrelated party. The total sales price for the property, a portion of which was owned by an affiliate of the General Partner, was $597,352. This sales price was allocated among the Partnership and the affiliate based upon acreage sold by each, with $593,258 to the Partnership and $4,094 to the affiliate. The Partnership's proceeds were as follows:

                                          3/3/98       4/9/98        Total
                                        ---------    ---------    ---------
Gross sales price                       $ 227,655    $ 365,603    $ 593,258
Commissions                               (11,383)     (18,280)     (29,663)
Commissions - related party                (5,691)      (9,140)     (14,831)
Deed stamps                                  (455)        (732)      (1,187)
                                        ---------    ---------    ---------
Net Sale Proceeds                       $ 210,126    $ 337,451    $ 547,577
                                        =========    =========    =========

         The Partnership agreement calls for the General Partner to be allocated a minimum of 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the gain is $2,916 (net sale proceeds of $547,577 less the Registrant's basis in the property sold of $255,980 equals a gain of $291,596; 1% of this amount is $2,916).

         On April 30, 1998 the Registrant distributed a total of $1,306,627, with $1,298,000 going to the limited partners ($220.00 per unit) and $8,627 to the General Partner.

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(6)      GAIN ON SALE OF LAND - CONTINUED

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
                                     =========    =========    =========    =========


         The Partnership agreement calls for the General Partner to be allocated a minimum of 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the gain is $5,413 (net sale proceeds of $691,977 less the Registrant's basis in the property sold of $150,707 equals a gain of $541,269; 1% of this amount is $5,413).

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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