Form 10-Q
period 1999-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1999-05-13
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from ________ to _______.

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

Yes  [X]               No  [ ]

                                        The Exhibit Index is located on Page 13.

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Information

        a)     Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                          Three Months Ended
                                               March 31

                                        1999            1998

Gain on sale of land                  $      -0-      $    163,940
Extension fees                               -0-            22,766

Interest and other income                  9,084            32,062
                                    -------------  ----------------
     Total Income                          9,084            218,768

General and
Administrative expenses                    8,054            19,697
                                    -------------  ----------------


NET INCOME                            $    1,030      $    199,071
                                    =============  ================

Allocation of net income
 to:
General Partner:
   From Gain on sale of land          $      -0-      $      1,639
   From other operations                      10               351
                                    -------------  ----------------
        Total to General Partner              10             1,990
                                    -------------  ----------------

Limited Partners:
   From Gain on sale of land                 -0-           162,301
   From other operations                   1,020            34,780
                                    -------------  ----------------
                                           1,020           197,081
                                    -------------  ----------------

                TOTAL ALLOCATION     $     1,030      $    199,071
                                    =============  ================

Net income per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding):
         From Gain on sale
          of land                     $      -0-      $      27.51
         From other operations               .17              5.95

                                    -------------  ----------------
                  TOTAL PER UNIT      $      .17         $   33.46
                                    =============  ================

===================================================================

See notes to unaudited financial statements.

        b)     Balance Sheets
                                 BALANCE SHEETS

                                                March 31, 1999  December 31,1998
                                                  (Unaudited)

ASSETS
     Cash                                          $  101,728      $  110,033
     Short-term investments                           305,853         303,132
                                                   ----------      ----------
         CASH AND CASH EQUIVALENTS                    407,581         413,165

     Land held for investment--Note B               3,594,592       3,594,592
     Other assets                                       5,834           2,029
                                                   ----------      ----------
        TOTAL ASSETS                               $4,008,007      $4,009,786
                                                   ==========      ==========


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                        $   17,947      $   14,637
     Distribution not claimed by limited partners     158,442         165,922

     Accounts payable-related party                     3,000           1,639
                                                   ----------      ----------
       TOTAL LIABILITIES                           $  179,389      $  182,198
                                                   ----------      ----------

PARTNERS' EQUITY

     General partner's equity                      $      875      $      865
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding         3,827,743       3,826,723
                                                   ----------      ----------
       TOTAL PARTNERS' EQUITY                      $3,828,618      $3,827,588
                                                   ----------      ----------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                       $4,008,007      $4,009,786
                                                   ==========      ==========

See notes to unaudited financial statements.

        c)     Statements of Changes in Partners' Capital


              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                         Limited      General     Limited
                       Partnership   Partner's    Partners'
                          Units       Equity      Equity        Total
                          -----       ------      ------        -----

Balance at
   January 1, 1999          5,900   $      865   $3,826,723   $3,827,588


Net income for the
  three months ended
  March 31, 1999                            10        1,020        1,030
                       ----------   ----------   ----------   ----------

BALANCE AT
MARCH 31, 1999              5,900   $      875   $3,827,743   $3,828,618

                       ==========   ==========   ==========   ==========

Balance at
   January 1, 1998          5,900   $    5,711   $4,750,383   $4,756,094


Net income for the
three months ended
  March 31, 1998                         1,990      197,081      199,071
                       ----------   ----------   ----------   ----------

BALANCE AT
MARCH 31, 1998              5,900   $    7,701   $4,947,464   $4,955,165
                       ==========   ==========   ==========   ==========

See notes to unaudited financial statements.

               d)     Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                              Three Months Ended
                                                                    March 31

                                                               1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $     1,030    $   199,071
Changes in assets and liabilities:
    Decrease in land held for investment                        -0-         46,186
    (Increase) decrease in other assets                      (3,805)         2,265

    Increase (decrease) in trade accounts payable and        (2,809)       (10,188)
     distributions not claimed by limited partners

                                                        -----------    -----------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                    (5,584)       237,334

                                                        -----------    -----------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                     (5,584)       237,334

Cash and cash equivalents at beginning of period            413,165      1,002,868
                                                        -----------    -----------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                   $   407,581    $ 1,240,202
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the three months ended
March 31 was $0 in 1999 and $0 in 1998.

See notes to unaudited financial statements.

        e)     Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1999

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 1999 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS AND TRANSACTIONS

In July, 1986, the Registrant purchased for $1,223,175 an undeveloped 16.3-acre parcel of land in Cary, North Carolina, known as the Wellington Parcel, from Wellington Park Associates ("WPA"), an affiliate of the General Partner. The land was carried at the lower of (i) contract cost plus capitalized purchase and closing costs or (ii) net realizable value. The contract under which the Registrant purchased the parcel provided that WPA would share with the Registrant in any profits resulting from the sale of the Wellington Parcel.

In June, 1986 the Registrant purchased for approximately $3,080,200 an undeveloped 26.7-acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. The land is carried at the lower of (i) contract cost plus capitalized purchase and closing costs or
(ii) net realizable value.

In 1996, 1997 and 1998 the Registrant sold the Wellington Parcel to a third party under the terms of an Agreement for the Purchase and Sale of Real Estate, as amended ("the Agreement"), between the Registrant, Wellington Center Associates LLC (successor to Churchill & Banks, Ltd.) ("WCA"), and ADA Corporation of North Carolina ("ADA"), an affiliate of the Registrant's General Partner. The total sales price for the property sold, a portion of which was owned by ADA, was $3,927,636. This sales price was allocated among the Registrant and ADA based upon acreage sold by each, with $3,730,963 to the Registrant and $196,673 to ADA. As of April 9, 1998, all of the Wellington Parcel was sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
               of Operations.

The Registrant's operations resulted in net income of $1,030 during the quarter ended March 31, 1999 compared to a net income of $199,071 during the same period of 1998. The primary differences between 1999 and 1998 were:

        o In the first quarter of 1998, there was a gain of $163,940 from the sale of approximately .61 acres of the Registrant's Wellington Parcel and a late closing penalty of $22,765 and interest of $25,930. There was no sale of land in the first quarter of 1999; the only income of the Registrant during the first quarter of 1999 was $9,084 of interest.

        o Expenses in 1998 included $4,300 for additional outside services. These fees were higher due to additional procedures required in relation to the land sale and distribution that occurred in 1998 (see discussion below).

        o Expenses in 1999 attributable to property taxes decreased approximately $1,000. These taxes were lower due to the sales of land during 1998.


Changes in the Registrant's financial condition as of March 31, 1999, in comparison to December 31, 1998, are primarily due to:

        o Reclassification of checks that were classified as liabilities to the limited partners. These checks, totaling $6,820 as of March 31, 1999, have reduced cash and accounts payable.


As of May 5, 1999, the Registrant has $409,420 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

After brief discussion with Triangle Bank regarding the Year 2000 issue, the Registrant does not believe that the Year 2000 issue will materially affect its excess funds held at Triangle Bank. After brief discussions with the Registrant's General Partner regarding the Year 2000 issue, the Registrant does not believe that the Year 2000 issue will materially affect the General Partner's ability to perform any of its duties in connection with the Registrant. The Registrant does not believe that that Registrant is vulnerable to any other third party failures to remedy their own Year 2000 issues.


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

        This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include uncertainties about the ability of the Registrant to sell its other real estate assets, the price of real estate sales, environmental and similar liabilities, future operating expenses and the adequacy of capital resources to meet future operating expenses, which are described herein and/or in documents incorporated by reference herein.

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

        Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

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

                                     September 25, 1996).

                Exhibit No. 10.12    Sixth   Amendment  to  the  Agreement  for
                                     the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA
                                     Corporation of North Carolina, and the
                                     Registrant (incorporated by reference to
                                     Exhibit 10.12 to the Registrant's Quarterly
                                     Report on Form 10-Q, dated September 30,
                                     1997).

                Exhibit No. 10.13    Letter  Agreement  to amend the  Agreement
                                     for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill &
                                     Banks, Ltd., ADA Corporation of North
                                     Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report filed on Form
                                     10-Q for the period ended March 31, 1998).

                Exhibit No. 10.14    Eight   Amendment  to  the  Agreement  for
                                     the Purchase and Sale of Real Estate, dated
                                     March 24, 1998 between Churchill & Banks,
                                     Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by
                                     Reference to Exhibit 10.14 to the
                                     Registrant's Quarterly Report filed on Form
                                     10-Q for the period ended March 31, 1998).

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

                                            BY:  WALSMITH ASSOCIATES TWO,
                                                       General Partner


                                            By: /s/ Alton L. Smith III
                                            -----------------------------------
                                            Alton L. Smith III, General Partner
Date:  May 14, 1999.

                                            INDEX
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


                  10.13 Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated as of December 12, 1997, between
                                     Churchill   &

                                     Banks, Ltd., ADA Corporation of
                                     North Carolina, and the Registrant
                                     (incorporated by reference to
                                     Exhibit 10.13 to the Registrant's
                                     Quarterly Report filed on Form 10-Q
                                     for the period ended March 31,
                                     1998).


                  10.14 Eight Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of March 24, 1998 between Wellington Center
                                     Associates,  LLC,  ADA  Corporation
                                     of   North   Carolina,    and   the
                                     Registrant     (incorporated     by
                                     reference  to Exhibit  10.14 to the
                                     Registrant's    Quarterly    Report
                                     filed on Form  10-Q for the  period
                                     ended March 31, 1998).

              27                     Financial Data Schedule