Form 10-Q
period 1999-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1999-08-12
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

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

Yes________X_________             No  __________________

                                        The Exhibit Index is located on Page 13.

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1.           Financial Information

         a)       Income Statement



                        STATEMENTS OF INCOME (Unaudited)

                                Three Months Ended                Six Months Ended
                                      June 30                          June 30

                                1999           1998               1999         1998

Gain on sale of land         $       -0-   $      127,656    $     -0-   $      291,596

Extension fees                       -0-           54,840          -0-           77,606

Interest and other income         2,919            46,429      12,003            78,491
                            -----------   ---------------------------   ---------------
     Total Income                 2,919           228,925      12,003           447,693

General and
Administrative expenses          18,342            27,527      26,396            47,224
                            -----------   ---------------------------   ---------------


NET INCOME (LOSS)            $  (15,423)   $    201,398      $(14,393)   $      400,469
                            ===========   ===========================   ===============

Allocation of net income
(loss) to:
General Partner:
   From Gain on sale
     of land                 $       -0-   $        1,277    $     -0-   $        2,916
   From other operations           (875)              737        (865)            1,088
                            -----------   ---------------------------   ---------------
     Total to General
      Partner                      (875)            2,014        (865)            4,004
                            -----------   ---------------------------   ---------------
Limited Partners:
   From Gain on sale
     of land                         -0-          126,379          -0-          288,680
   From other operations        (14,548)           73,005     (13,528)          107,785
                            -----------   ---------------------------   ---------------
                                (14,548)          199,384     (13,528)          396,465
                            -----------   ---------------------------   ---------------

    TOTAL ALLOCATION         $  (15,423)   $      201,398    $(14,393)   $      400,469
                            ===========   ===========================   ===============

Net income (loss) per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding):
         From Gain on sale
           of land          $       -0-   $        21.64    $     -0-   $        48.93
         From other
          operations              (2.61)            12.37       (2.44)            18.27
                            -----------   -------------- -------------   ---------------
            TOTAL PER UNIT   $    (2.61)   $        33.79    $  (2.44)   $        67.20
                            ===========   ===========================   ===============

=============================================================================================================================

See notes to unaudited financial statements.



         b)       Balance Sheets
                                 BALANCE SHEETS

                                              June 30, 1999            December 31,1998
                                               (Unaudited)


ASSETS
     Cash                                  $              81,832      $         110,033
     Short-term investments                              308,672                303,132
                                          -----------------------    ------------------
         CASH AND CASH EQUIVALENTS                       390,504                413,165

     Land held for investment--Note B                  3,594,592              3,594,592
     Other assets                                          5,084                  2,029
                                          -----------------------    ------------------
        TOTAL ASSETS                       $           3,990,180      $       4,009,786
                                          =======================    ==================


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                $              20,298      $          14,637
     Distribution not claimed by
        limited partners                                 153,686                165,922
     Accounts payable-related party                        3,000                  1,639
                                          -----------------------    ------------------
       TOTAL LIABILITIES                   $             176,984      $         182,198
                                          -----------------------    ------------------

PARTNERS' EQUITY

     General partner's equity              $                  -0-     $             865

     Limited partners' equity; 5900
      units authorized, issued,
      and outstanding                                  3,813,196              3,826,723
                                          -----------------------    ------------------
       TOTAL PARTNERS' EQUITY              $           3,813,196      $       3,827,588
                                          -----------------------    ------------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY               $           3,990,180      $       4,009,786
                                          =======================    ==================

See notes to unaudited financial statements.




         c)       Statements of Changes in Partners' Capital


              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                         Limited                General                 Limited
                       Partnership             Partner's               Partners'
                         Units                  Equity                  Equity                     Total
                         -----                  ------                  ------                     -----
Balance at
   January 1, 1999           5,900          $          865     $         3,826,723     $           3,827,588


Net income for the
  Six months ended
  June 30, 1999                                       (865)                (13,527)                  (14,392)
                      --------------        ----------------   ---------------------   -----------------------


BALANCE AT
JUNE 30, 1999                5,900          $           -0-    $         3,813,196     $           3,813,196
                      ==============        ================   =====================   =======================

Balance at
   January 1, 1998           5,900          $        5,711     $         4,750,383     $           4,756,094


Net income for the
  six months ended
  June 30, 1998                                      4,004                 396,465                   400,469

Distributions for 1998
  General Partner
                                                    (8,626)                                           (8,626)
  Limited Partner
                                                                        (1,301,574)               (1,301,574)
                      --------------        ----------------   ---------------------   -----------------------

BALANCE AT
JUNE 30, 1998                5,900          $        1,697     $         4,334,947     $           4,336,644
                      ==============        ================   =====================   =======================

See notes to unaudited financial statements.




                  d)       Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                                  Six Months Ended
                                                                      June 30

                                                            1999                   1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $     (14,393)       $    400,469
Changes in assets and liabilities:
    Decrease in land held for investment                            -0-            255,980
    (Increase) decrease in other assets                         (3,054)              1,163
    Increase (decrease) in trade accounts payable
      and distributions not claimed by
      limited partners                                          (5,214)             12,198
                                                     ------------------    ---------------

     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                      (22,661)            669,810
                                                     ------------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
Distribution to General Partner                                     -0-            (8,626)
Distribution to Limited Partners                                    -0-        (1,301,574)
                                                     ------------------    ---------------

     NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                                           -0-        (1,310,200)
                                                     ------------------    ---------------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                       (22,661)          (640,390)

Cash and cash equivalents at beginning
   Of period                                                   413,165           1,002,868
                                                     -----------------     ---------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                    $     390,504        $    362,478
                                                     =================      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the three months ended June 30 was $0 in 1999 and $0 in 1998.

See notes to unaudited financial statements.


         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying June 30, 1999 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS AND TRANSACTIONS

In July 1986, the Registrant purchased for $1,223,175 an undeveloped 16.3-acre parcel of land in Cary, North Carolina, known as the Wellington Parcel, from Wellington Park Associates ("WPA"), an affiliate of the General Partner. The land was carried at the lower of (i) contract cost plus capitalized purchase and closing costs or (ii) net realizable value. The contract under which the Registrant purchased the parcel provides that WPA will share with the Registrant in any profits resulting from the sale of the Wellington Parcel.

In June 1986 the Registrant purchased for approximately $3,080,200 an undeveloped 26.7-acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. The land is carried at the lower of (i) contract cost plus capitalized purchase and closing costs or
(ii) net realizable value.

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant's operations resulted in net loss of $15,423 during the quarter ended June 30, 1999 compared to a net income of $201,393 during the same period of 1998 and a net loss of $14,393 during the six months ended June 30, 1999 compared to a net income of $400,469 during the same period of 1998. The primary differences between 1999 and 1998 were:

       Three Months Ended June 30:
       ---------------------------

       o In the second quarter of 1998, there was a gain of $127,656 from the sale of approximately .61 acres of the Registrant's Wellington Parcel and a late closing penalty of $54,840 and interest of $40,206. There was no sale in the second quarter of 1999.

       o Expenses in 1998 included $4,300 for additional outside services. These fees were higher due to additional procedures required in relation to the land sale and distribution that occurred in 1998.

       Six Months Ended June 30:
       -------------------------

       o In the six months ended June 30, 1998, there was a gain of $291,596 from the sale of the remainder of the Registrant's Wellington Parcel and a late closing penalty of $77,606 and interest of $66,167. There was no sale in the six months ended June 30, 1999.

       o Expenses in 1999 attributable to property taxes decreased approximately $1,000. These taxes were lower due to the sales of land during 1998.

Changes in the Registrant's financial condition as of June 30, 1999, in comparison to December 31, 1998, are primarily due to:

       o Reclassification of checks that were classified as liabilities to the limited partners. These checks, totaling $12,236 as of June 30, 1999, have reduced cash and accounts payable.

As of July 22, 1999, the Registrant has $391,157 in cash and short-term investments, which is sufficient to meet its needs during the next year.

The Registrant maintains its excess funds in a money market account and certificates of deposit at Triangle Bank. The General Partner believes these accounts are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

YEAR 2000

The Registrant has assessed the potential impact of the Year 2000 issue on the Registrant's operations. The Registrant believes that the Registrant does not need to take any significant actions to address the Year 2000 issue and that the impact of the Year 2000 issue will not materially affect the Registrant or the Registrant's business, results of operations or financial condition. The Registrant does not believe that the Year 2000 issue will materially affect the Martin Parcel.

Due to the infrequent transfer of the Registrant's partnership interests and the Registrant's use of paper records regarding the accounts of its partners (as a supplement to the Registrant's computer systems), the Registrant does not believe that the Year 2000 issue will materially affect the Registrant's internal accounting or management systems. The Registrant will not make any significant expenditures for computer equipment or software upgrades.

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

Item 3   Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

                    Exhibit No. 10.6          Agreement for the Purchase and Sale of Real
                                              Estate, dated as of April 20, 1995, between Churchill
                                              & Banks, Ltd., ADA Corporation of




                                              North Carolina, and the Registrant ( incorporated by
                                              reference to Exhibit C to the Registrant's Current
                                              Report filed on Form 8-K, dated April 20, 1995).

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

                                            CAROLINA INVESTMENT PARTNERS
                                            LIMITED PARTNERSHIP (Registrant)

                                            BY:  WALSMITH ASSOCIATES TWO,
                                                       General Partner


                                            By: /s/ Alton L. Smith III
                                                -------------------------------
                                            Alton L. Smith III, General Partner

Date:  August 12, 1999



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



                                       16