Form 10-Q
period 1999-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 1999-11-12
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------
                                   FORM 10-Q
                        -------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________ to __________.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

        a) Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                  Three Months Ended          Nine Months Ended
                                     September 30               September 30

                                   1999         1998         1999         1998

Gain on sale of land            $       0    $       0    $       0    $ 291,596
Extension Fees                          0            0            0       77,606
Interest and other income           2,830        3,194       14,833       81,685
                                ---------    ---------    ---------    ---------
  Total income                      2,830        3,194       14,833      450,887

General and
  Administrative expenses          14,603       17,575       40,999       64,798
                                ---------    ---------    ---------    ---------

NET INCOME
  (LOSS)                        $ (11,773)   $ (14,381)   $ (26,166)   $ 386,089
                                =========    =========    =========    =========
Allocation of net income
  (loss) to:
General Partner:
  From Gain on sale of land     $       0    $       0    $       0    $   2,916
  From other operations                 0         (143)        (865)         945
                                ---------    ---------    ---------    ---------
      Total to General Partner          0         (143)        (865)       3,881
                                ---------    ---------    ---------    ---------

Limited Partners:
  From Gain on sale of land             0            0            0      288,680
  From other operations           (11,773)     (14,238)     (25,301)      93,548
                                ---------    ---------    ---------    ---------
                                  (11,773)     (14,238)     (25,301)     382,228
                                ---------    ---------    ---------    ---------
      TOTAL ALLOCATION          $ (11,773)   $ (14,381)   $ (26,166)   $ 386,089
                                =========    =========    =========    =========

Net income (loss) per
  limited partnership unit
  (based on 5,900 weighted
  average limited partnership
  units outstanding):
    From Gain on sale
      of land                   $       0    $       0    $       0    $   48.93
    From other operations           (1.99)       (2.41)       (4.29)       15.86
                                ---------    ---------    ---------    ---------
        TOTAL PER UNIT          $   (1.99)   $   (2.41)   $   (4.29)   $   64.79
                                =========    =========    =========    =========


================================================================================

See notes to unaudited financial statements.

        b) Balance Sheets

                                 BALANCE SHEETS

                                                                       September 30, 1999       December 31, 1998
                                                                           (Unaudited)
ASSETS
  Cash                                                                    $   78,176                $  110,033
  Short-term investments                                                     291,402                   303,132
                                                                          ----------                ----------
    CASH AND CASH EQUIVALENTS                                                369,578                   413,165

  Land held for investment--Note B                                         3,594,592                 3,594,592
  Other assets                                                                 4,334                     2,029
                                                                          ----------                ----------
    TOTAL ASSETS                                                          $3,968,504                $4,009,786
                                                                          ==========                ==========

LIABILITIES AND PARTNERS' EQUITY

  Trade accounts payable and other
    accrued liabilities                                                   $   17,436                $   14,637
  Distribution not claimed by limited partners                               146,646                   165,922
  Accounts payable-related party                                               3,000                     1,639
                                                                          ----------                ----------
    TOTAL LIABILITIES                                                     $  167,082                $  182,198
                                                                          ----------                ----------


PARTNERS' EQUITY

  General partner's equity                                                $        0                $      865
  Limited partners' equity; 5900 units
    authorized, issued, and outstanding                                    3,801,422                 3,826,723
                                                                          ----------                ----------
     TOTAL PARTNERS' EQUITY                                               $3,801,422                $3,827,588
                                                                          ----------                ----------
    TOTAL LIABILITIES
      AND PARTNERS' EQUITY                                                $3,968,504                $4,009,786
                                                                          ==========                ==========

See notes to unaudited financial statements.

        c) Statements of Changes in Partners' Capital

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                           Limited       General        Limited
                         Partnership    Partner's      Partners'
                            Units        Equity         Equity         Total
                        -----------   -----------    -----------    -----------
Balance at
  January 1, 1999             5,900   $       865    $ 3,826,723    $ 3,827,588

Net income for the
 Nine months ended
 September 30, 1999                          (865)       (25,301)       (26,166)
                        -----------   -----------    -----------    -----------

BALANCE AT
SEPTEMBER 30, 1999            5,900   $              $ 3,801,422    $ 3,801,422
                        ===========   ===========    ===========    ===========

Balance at
  January 1, 1998             5,900   $     5,711    $ 4,750,383    $ 4,756,094

Net income for the
  Nine months ended
  September 30, 1998                        3,861        382,228        386,089

Distribution for 1998
  General Partner                          (8,627)                       (8,627)
  Limited Partner                                     (1,301,574)    (1,301,574)
                        -----------   -----------    -----------    -----------
BALANCE AT
SEPTEMBER 30, 1998            5,900   $       945    $ 3,831,037    $ 3,831,982
                        ===========   ===========    ===========    ===========

See notes to unaudited financial statements.

        d) Statements of Changes in Financial Position

                      STATEMENTS OF CASH FLOW (Unaudited)


                                                                        Nine Months Ended
                                                                          September 30
                                                                 1999                     1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   (26,166)              $   386,089
Changes in assets and liabilities:
  Decrease in land held for investment                                0                   255,980
  (Increase) decrease in other assets                            (2,305)                    1,913
  Increase (decrease) in trade accounts payable
    and distributions not claimed by limited
    partners                                                    (15,116)                   (7,705)
                                                            -----------               -----------
    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                                        (43,587)                  636,277
                                                            -----------               -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Distribution to General Partner                                       0                    (8,627)
Distribution to Limited Partners                                      0                (1,301,574)
                                                            -----------               -----------
    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        (43,587)                 (673,924)

Cash and cash equivalents at beginning
  of period                                                     413,165                 1,002,868
                                                            -----------               -----------
    CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                        $   369,578               $   328,944
                                                            ===========               ===========

Supplemental disclosures of cash flow information
Cash paid for interest during the nine months ended
September 30 was $0 in 1999 and $0 in 1998.


See notes to unaudited financial statements.

     e)   Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying September 30, 1999 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

In 1996, 1997 and 1998 the Registrant sold the Wellington Parcel to a third party under the terms of an Agreement for the Purchase and Sale of Real Estate, as amended ("the Agreement"), between the Registrant, Wellington Center Associates LLC (successor to Churchill & Banks, Ltd.)("WCA"), and ADA Corporation of North Carolina ("ADA"), an affiliate of the Registrant's General Partner. The total sales price for the property sold, a portion of which was owned by ADA, was $3,927,636. This sales price was allocated among the Registrant and ADA based upon acreage sold by each, with $3,730,963 to the Registrant and $196,673 to ADA. As of April 9, 1998, all of the Wellington Parcel was sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

The Registrant's operations resulted in net loss of $11,773 during the quarter ended September 30, 1999 compared to a net loss of $14,381 during the same period of 1998, and a net loss of $26,166 during the nine months ended September 30, 1999 compared to a net income of $386,089 during the same period of 1998. The primary differences between 1999 and 1998 were:

     Three months ended September 30:
     --------------------------------

     o Expenses in 1998 included approximately $8,100 for outside service relating to site plans and landscape architect services for the Martin parcel.

     Nine months ended September 30:
     -------------------------------

     o In the nine months ended September 30, 1998, there was a gain of $291,596 from the sale of the remainder of the Registrant's Wellington Parcel and a late closing penalty of $77,606 and interest of $66,167. There was no sale in the nine months ended September 30, 1999.

     o Expenses in 1998 included approximately $25,400 for outside service relating to site plans and landscape architect services for the Martin Parcel.

     o Expenses in 1999 attributable to property taxes decreased approximately $1,000. These taxes were lower due to the sales of land during 1998.

Changes in the Registrant's financial condition as of September 30, 1999, in comparison to December 31, 1998, are primarily due to:

     o Reclassification of checks that were classified as liabilities to the limited partners. These checks, totaling $19,276 as of September 30, 1999, have reduced cash and accounts payable.

As of November 11, 1999, the Registrant has $370,884 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

          Exhibit No. 10.9         Third Amendment to the Agreement for the
                                   Purchase and Sale fo Real Estate, dated as of September 10, 1996, between Churchill &
                                   Banks, Ltd., ADA Corporation of North
                                   Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form
                                   8-K, dated September 25, 1996).

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

          Exhibit 10.11 Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report filed on Form 8-K, dated September 25, 1996).

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

          Exhibit No. 27           Financial Data Schedule

     (b)  Reports on Form 8-K.     None
          -------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAROLINA INVESTMENT PARTNERS
                                        LIMITED PARTNERSHIP (Registrant)

                                        BY:  WALSMITH ASSOCIATES, TWO,
                                               General Partner



                                        By:/s/ Alton L. Smith III
                                           ---------------------
                                        Alton L. Smith III, General Partner
Date: November 11, 1999

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

              10.9 Third Amendment to the Agreement for the Purchase and Sale fo Real
                              Estate, dated as of September 10,
                              1996, between Churchill & Banks,
                              Ltd., ADA Corporation of North
                              Carolina, and the Registrant
                              (incorporated by reference to
                              Exhibit 10.1 to the Registrant's
                              Current

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