Form 10-K405
period 1999-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2000-03-31
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Market Value of 5,875 Units held by nonaffiliates as of March 29, 2000 was $2,621,000 (based upon the offering price of $1,000 less the amount distributed per Unit).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

5,900 Units outstanding as of March 29, 2000

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

Recent Developments

The Registrant submitted a site plan for the development portion of the Martin Parcel to the town of Cary. The town has failed to approve the site plan because of traffic concerns. The General Partner and its representatives are presently meeting with the North Carolina Department of Transportation representatives and representatives of the town of Cary in an attempt to alleviate the concerns of town officials. The General Partner believes that a favorable outcome of these discussions will enhance the marketability of the property. There can be no assurances that there will be a favorable outcome of the discussions with the North Carolina Department of Transportation or the Town of Cary.

Development of real property in the Research Triangle Area is highly competitive. Factors which affect competition include price, financing terms, economics, location, social and demographic conditions in the surrounding areas, roads, sewers, utilities and other items of infrastructure, zoning and similar governmental regulations which affect the cost of development and the uses of the property. Many of these factors are beyond the control of the Registrant. These competitive conditions may affect the Registrant's ability to locate purchasers for, or develop the property at prices acceptable to the Registrant. The Registrant believes, however, that the proximity of the property to the full access highway interchange and overpass which connects the Cary Parkway and U.S. Highway 1 and 64 (the "Interchange") enhances their marketability and minimizes the effects of competition.


Item 2.  Properties.

The Martin Parcel is located in the southern portion of Cary, North Carolina, a rapidly expanding community to the immediate southwest of Raleigh, North Carolina. Cary is part of a region in central North Carolina known as the Research Triangle area, which includes Raleigh, Durham, Chapel Hill and the Research Triangle Park. The Martin Parcel is located near the residential single family subdivisions known as Ridgepath, Wellington Park, MacGregor Downs, Lochmere, Kildaire Farms, Wimbledon, and McDonald Woods. The map below shows the locations of the Martin Parcel in Cary.

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

Upon the sale of the Martin Parcel, the General Partner is entitled to a broker-listing fee under some circumstances. See Item 11 "Executive Compensation." In addition to the broker-listing fee, in the event the parcel is sold by a broker unaffiliated with the General Partner, the Registrant may pay the unaffiliated broker a 2.5% broker-referral fee.

Item 3.  Legal Proceedings.

No material legal proceedings are pending against the Registrant or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 1999.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

        (a) The Registrant has no common stock. There is no established public trading market for the Units.

        (b) The Registrant had 985 Limited Partners holding 5,900 Units as of March 29, 2000. The number of Limited Partners was determined by the Partnership's records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

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

Item 6.  Selected Financial Data.

                                    1999         1998          1997          1996            1995
                                    ----         ----          ----          ----            ----
Summary of  Operations:
     Gain on Sale of Land           $-0-    $   291,596   $   541,269   $ 1,382,081           $-0-

     Other Income                 17,471        163,090        87,420        12,174         39,158

     Expenses                     57,129         76,565        57,557        58,040         41,455

     Net Income (Loss)           (39,658)       378,121       571,132     1,336,215         (2,297)

     Net Income (Loss)
     per limited
     partnership unit:
         From gain on sale
         of land                     -0-          48.93         90.82        231.91            -0-
         From other
         operations                (6.58)         14.52          5.01         (7.78)          (.39)
                             -----------    -----------   -----------   -----------    -----------
         Total per unit            (6.58)         63.45         95.83        224.13           (.39)

     Distribution per unit           -0-         220.00           -0-        331.53            -0-

Selected Balances:
     Cash and Short-Term
     Investments                 347,989        413,165     1,002,868       205,524         33,338

     Land held for
     Investment                3,594,592      3,594,592     3,850,572     4,001,280      4,822,183

     Total Assets              3,946,165      4,009,786     4,858,132     4,206,804      4,855,624

     Long term obligations           -0-            -0-           -0-           -0-            -0-

     General Partner's
     equity                          -0-            865         5,711           -0-            -0-

     Limited Partners'
     equity                    3,787,930      3,826,723     4,750,383     4,184,962      4,818,568



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The Registrant's operations resulted in a net loss of $39,658 during 1999, compared to net income of $378,121 during 1998 and a net income of $571,132 in 1997. The primary differences between 1999 in comparison to 1998 and 1997 were:

         1999 vs. 1998

         o There were no land sales in 1999 compared to a gain of $291,596 in 1998 from the sale of the remaining 3.4 acres of the Registrant's Wellington Parcel.

         o Interest of $66,167 and a late closing penalty of $77,605 in 1998 were received by the Registrant due to the deferral of the closing of the remaining 3.4 acres of the Wellington Parcel. There was no such interest received in 1999.

         o Expenses in 1999 decreased approximately $18,000 for outside service relating to site plans and landscape architect services for the Martin Parcel.

         1999 vs. 1997

         o There were no land sales in 1999 compared to a gain of $541,269 in 1997 from the sale of approximately 2.0 acres of the Registrant's Wellington Parcel.

         o Interest of $50,608 and a non-refundable extension fee of $20,629 were received in 1997. There was no such interest received in 1999.

         o In 1999 expenses for property taxes were approximately $6,000 lower than 1997 due to the sales of property.


The Registrant, Churchill & Banks, Ltd. ("Churchill & Banks") (predecessor to Wellington Center Associates, LLC ("WCA"), and ADA Corporation of North Carolina ("ADA"), which is affiliated with the General Partner, executed an agreement (the "Agreement") for Churchill & Banks to purchase certain tracts of real property owned by the Registrant (the Wellington Parcel) and ADA. The Agreement was amended on various dates in 1995 and 1996, and in September 1997. In addition to other matters, the amendments to the Agreement provided for 10.96 acres (the "Main Site"), of which 10.91 acres were owned by the Registrant, to close in September 1996 and closing on the remaining 6.21 acres, consisting of four outparcels (the "Outparcels"), of which 5.40 acres is owned by the Registrant, to occur by March 10, 1997, with an additional 6 month extension possible on the Outparcels. The September 1997 amendment extended closing on the Remaining Outparcels to January 30, 1998. The purchase price for the land was $5.25 per net square foot, which yielded a sales price to the Registrant and ADA of $3,927,750.

On March 3, 1998, and April 9, 1998 the Registrant sold .61 acres, and 2.79 acres, respectively, of the Wellington Parcel to WCA under the terms of the amended Agreement for gross sales prices of $227,655, and $365,603, respectively, or an aggregate of $593,258. The Registrant's net sale proceeds with respect to these sales were as follows:



                                     March 3, 1998   April 9, 1998
                                         Sale            Sale

Gross sales price                      $ 227,655      $ 365,603
Commissions and broker
    reallowance fee                      (17,074)       (27,427)
Deed stamps                                 (455)          (732)
                                       ---------      ---------
                  Net sales proceeds   $ 210,126      $ 337,451
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

As of March 29, 2000, the Registrant has $347,990 in cash and short-term investments, which is sufficient to meet its needs during the next year. The Registrant expects to retain these.

The Registrant maintains its excess funds in money market account at Triangle Bank. The General Partner believes the account is an appropriate investment of the Registrant's funds. Until the Martin Parcel is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

RIDER A:

Year 2000

The Registrant did not experience any material disruptions in its operations as a result of the so-called "Year 2000 Problem." The Registrant did not incur any material expenses in connection with its actions to assess the Year 2000 Problem and the Year 2000 Problem did not materially affect the Registrant's financial condition. The Year 2000 Problem did not materially affect the Martin Parcel.

In addition, the Registrant is not aware that its bank or the Registrant's General Partner experienced any material disruptions in their operations or activities. The Registrant does not expect to encounter any Year 2000 problems in the foreseeable future, although it continues to monitor the situation. It is possible, however, that if Year 2000 problems are incurred by the Registrant's bank and/or General Partner, such problems could have a negative impact on future operations and financial performance of the Registrant, although the Registrant has not been able to specifically identify any such problems among such providers. Furthermore, the Year 2000 Problem may impact other entities with which the Registrant may transact business and the Registrant cannot predict the effect of the Year 2000 Problem on such entities or the resulting effect on the Registrant.

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

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

RIDER B:

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

                                                             Business Experience During
                                                               Past Five Years, Family
                                                           Relationships and Directorships
NAME                        AGE                                  in Public Companies
----                        ---
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

Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee. This fee was paid to the General Partner by the Registrant during 1999.


If any portion of the Registrant's properties is developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 1999.


The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. During the year ended December 31, 1999, the Registrant paid affiliates of the General Partner $2,343 for record keeping, securities law filings and other administrative services. During 1999, the Registrant hired an outside accounting firm for record keeping, securities law filings and other administrative duties.

The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated no net income for 1999. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Upon the sale of the Martin Parcel the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid no broker listing fees during the year ended December 31, 1999.

No other amounts were paid for services during the year ended December 31, 1999 to the General Partner or any of its partners or employees.

If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 1999.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

          (a) As of March 29, 2000, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 29, 2000:

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

         (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 1999.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

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


Signature                                    Capacity                   Date
---------                                    --------                   ----

/s/Donald F. Walston           General Partner of Walsmith            March 29, 2000
-----------------------------  Associates Two, general partner of the Registrant



/s/Alton, L. Smith, III
-----------------------------  General Partner of Walsmith            March 29, 2000
                               Associates Two, general partner of
                               the Registrant


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

                          YEAR ENDED DECEMBER 31, 1999

                CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

                             RALEIGH, NORTH CAROLINA

Form 10-K--Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 1999


LIST OF FINANCIAL STATEMENTS

The following financial statements of Carolina Investment Partners, Limited Partnership are included in Item 8:

Independent Auditors Report                                            F-1

Balance Sheets--December 31, 1999 and 1998                             F-2

Statements of Operations--Years Ended
 December 31, 1999, 1998 and 1997                                      F-3

Statements of Changes in Partners' Equity--Years Ended
 December 31, 1999, 1998, and 1997                                     F-4

Statements of Cash Flows--Years Ended December 31, 1999,
 1998, and 1997                                                        F-5

Notes to Financial Statements                                          F-6


Schedules to the financial statements for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable or the required information is included in the financial statements or the notes thereto.

(LOGO)   LYNCH & HOWARD, P.A.                            MEMBER
         CERTIFIED PUBLIC ACCOUNTANTS           AICPA SEC Practice Section
         Raleigh, North Carolina        AICPA Private Companies Practice Section
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT




         To the Partners
         Carolina Investment Partners Limited Partnership
         Raleigh, North Carolina


         We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 1999 and December 31, 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


          /s/ Lynch & Howard, P.A.

         February 2, 2000

                                                               EXHIBIT A

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                                 BALANCE SHEETS


                                     ASSETS

                                                                                           December 31
                                                                            ------------------------------------------
                                                                                 1999                      1998
                                                                            ----------------          ----------------
         ASSETS:
               Cash                                                       $          74,024         $         110,033
               Short-term investments                                               273,965                   303,132
               Land held for investment  (Note 4)                                 3,594,592                 3,594,592
               Accounts receivable - related party                                    3,584                     2,029
                                                                            ----------------          ----------------


                                                                          $       3,946,165         $       4,009,786
                                                                            ================          ================


                        LIABILITIES AND PARTNERS' EQUITY

         LIABILITIES:
               Accounts payable - trade                                   $          12,510         $          14,637
               Accounts payable - related party                                       3,000                     1,639
               Distributions not claimed by limited partners                        142,725                   165,922
                                                                            ----------------          ----------------

                           Total Liabilities                              $         158,235         $         182,198
                                                                            ----------------          ----------------


         PARTNERS' EQUITY:
               General Partner's equity                                   $               0         $             865
               Limited partners' equity; 5,900 units
                 authorized, issued and outstanding                               3,787,930                 3,826,723
                                                                            ----------------          ----------------

                           Total Partners' Equity                         $       3,787,930         $       3,827,588
                                                                            ----------------          ----------------


                                                                          $       3,946,165         $       4,009,786
                                                                            ================          ================





The Notes to Financial Statements are an integral part of this statement.

                                                                      EXHIBIT B

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                            STATEMENTS OF OPERATIONS

                                                                                         Year Ended December 31
                                                                      ------------------------------------------------------------
                                                                           1999                   1998                   1997
                                                                      --------------         --------------         --------------
       REVENUES:
            Gain on sale of land - net of related party             $             0        $       291,596        $       541,269
               commissions paid of $0, $26,778 and $33,737
               in 1999, 1998, and 1997, respectively  (Note 5)
            Interest and other income                                        17,471                163,090                 87,420
                                                                      --------------         --------------         --------------

                 Total Revenues                                     $        17,471        $       454,686        $       628,689
                                                                      --------------         --------------         --------------

       OPERATING EXPENSES:
            General and administrative expenses                     $        51,314        $        64,110        $        43,310
            Related party expenses                                            5,815                 12,455                 14,247
                                                                      --------------         --------------         --------------

                 Total Operating Expenses                           $        57,129        $        76,565        $        57,557
                                                                      --------------         --------------         --------------

       NET INCOME (LOSS)                                            $       (39,658)       $       378,121        $       571,132
                                                                      ==============         ==============         ==============

       ALLOCATION OF NET INCOME (LOSS) (NOTE 2):
            To General Partner:
               From gain on sale of land                            $             0        $         2,916        $         5,413
               From operations                                                 (865)                   865                    298
                                                                      --------------         --------------         --------------

                 Total to General Partner                           $          (865)       $         3,781        $         5,711
                                                                      --------------         --------------         --------------

            To Limited partners:
               From gain on sale of land                            $             0        $       288,680        $       535,856
               From operations                                              (38,793)                85,660                 29,565
                                                                      --------------         --------------         --------------

                 Total to Limited Partners                          $       (38,793)       $       374,340        $       565,421
                                                                      --------------         --------------         --------------

                                                                    $       (39,658)       $       378,121        $       571,132
                                                                      ==============         ==============         ==============


       NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
            (Based on 5,900 weighted average limited
            partnership units outstanding during each year)
               From gain on sale of land                            $          0.00        $         48.93        $         90.82
               From other operations                                          (6.58)                 14.52                   5.01
                                                                      --------------         --------------         --------------

                                                                    $         (6.58)       $         63.45        $         95.83
                                                                      ==============         ==============         ==============




       The Notes to Financial Statements are an integral part of this statement.

                                                                      EXHIBIT C

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY




                                                    Limited             General               Limited
                                                  Partnership          Partner's             Partners'
                                                     Units               Equity               Equity                  Total
                                                 --------------       -------------       ----------------       ----------------
      BALANCE AT JANUARY 1, 1997                         5,900      $            -      $       4,184,962      $       4,184,962

      NET INCOME FOR 1997                                    -               5,711                565,421                571,132
                                                 --------------       -------------       ----------------       ----------------

      BALANCE AT DECEMBER 31, 1997                       5,900      $        5,711      $       4,750,383      $       4,756,094

      NET INCOME FOR 1998                                    -               3,781                374,340                378,121

      DISTRIBUTIONS FOR 1998
            General Partner                                  -              (8,627)                     -                 (8,627)
            Limited partners ($220.00 per unit)              -                   -             (1,298,000)            (1,298,000)
                                                 --------------       -------------       ----------------       ----------------

      BALANCE AT DECEMBER 31, 1998                       5,900      $          865      $       3,826,723      $       3,827,588

      NET INCOME (LOSS) FOR 1999                             -                (865)               (38,793)               (39,658)
                                                 --------------       -------------       ----------------       ----------------

      BALANCE AT DECEMBER 31, 1999                       5,900      $            0      $       3,787,930      $       3,787,930
                                                 ==============       =============       ================       ================


The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT D

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                            STATEMENTS OF CASH FLOWS



                                                                                         Year Ended December 31
                                                                       -----------------------------------------------------------

                                                                            1999                  1998                  1997
                                                                       ---------------       ---------------        --------------
         OPERATING ACTIVITIES:
             Net income (loss)                                       $        (39,658)     $        378,121       $       571,132
             Adjustments to reconcile net income (loss) to
               net cash used in operating activities:
                  Changes in operating assets and liabilities:
                      Land held for investment                                      0               255,980               150,708
                      Accounts receivable - related party                      (1,555)                2,663                (4,692)
                      Accounts payable - trade                                 (2,127)              (15,118)               15,857
                      Accounts payable - related party                          1,361                   302                (6,607)
                      Distributions not claimed by limited partners           (23,197)               94,976                70,946
                                                                       ---------------       ---------------        --------------

                      Net Cash Provided By (Used In)
                        Operating Activities                         $        (65,176)     $        716,924       $       797,344
                                                                       ---------------       ---------------        --------------


         FINANCING ACTIVITIES:
             Repayment of note payable - related party               $              0      $              0       $             0
             Distribution to General Partner                                        0                (8,627)                    0
             Distribution to limited partners                                       0            (1,298,000)                    0
                                                                       ---------------       ---------------        --------------

                      Net Cash Provided By (Used In)
                        Financing Activities                         $              0      $     (1,306,627)      $             0
                                                                       ---------------       ---------------        --------------

         NET INCREASE (DECREASE) IN CASH                             $        (65,176)     $       (589,703)      $       797,344

         CASH AND CASH EQUIVALENTS -
           BEGINNING OF YEAR                                                  413,165             1,002,868               205,524
                                                                       ---------------       ---------------        --------------

         CASH AND CASH EQUIVALENTS -
           END OF YEAR                                               $        347,989      $        413,165       $     1,002,868
                                                                       ===============       ===============        ==============



The Notes to Financial Statements are an integral part of this statement.

                                                                      EXHIBIT D
                                                                         PAGE 2
                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                            STATEMENTS OF CASH FLOWS



                                                                                    Year Ended December 31
                                                                  -----------------------------------------------------------

                                                                       1999                  1998                  1997
                                                                  ---------------       ---------------        --------------

  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
      Cash and cash equivalents:
           Cash                                               $           74,024   $           110,033    $            7,553
           Short-term investments                                        273,965               303,132               995,315
                                                                  ---------------       ---------------        --------------

                                                              $          347,989   $           413,165    $        1,002,868
                                                                  ===============       ===============        ==============


The Notes to Financial Statements are an integral part of this statement.


                                                                           F-5.1

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

         Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner's capital account balance shall be less than zero. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 1999, 1998 and 1997 there were no material differences between net income
         (loss) as reported for financial statement and federal income tax purposes.

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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(3)      RELATED PARTY TRANSACTIONS

         The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. An affiliate of the General Partner received a broker listing fee of $0, $11,947, and $14,994 in 1999, 1998 and 1997, respectively, and the General Partner received a broker listing fee of $0, $14,831 and $18,743 in 1999, 1998 and 1997,
         respectively (SEE NOTE 5).

         The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting, administrative services and engineering consulting totaling $2,815, $9,455 and $11,247 during 1999, 1998 and 1997, respectively. Amounts payable to related parties at December 31, 1999 and 1998 were $3,000 and $1,639, respectively.


(4)      LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS

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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


(4)      LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS - CONTINUED

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

         The Partnership sold approximately 3.4 and 2.0 acres of the Wellington Parcel during 1998 and 1997, respectively (SEE NOTE 5). The Wellington Parcel was completely sold as of December 31, 1998.


(5)      GAIN ON SALE OF LAND

         YEAR 1999
         There was no land sale during 1999.

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
                                       =========    =========    =========

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             RALEIGH, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(5)      GAIN ON SALE OF LAND - CONTINUED

         YEAR 1998 - CONTINUED
         The Partnership agreement calls for the General Partner to be allocated a minimum of 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the gain was $2,916 (net sale proceeds of $547,577 less the Registrant's basis in the property sold of $255,980 equals a gain of $291,596; 1% of this amount is $2,916).

         On April 30, 1998 the Registrant distributed a total of $1,306,627, with $1,298,000 going to the limited partners ($220.00 per unit) and $8,627 to the General Partner.

         YEAR 1997

         During 1997 the Partnership sold approximately 2.0 acres of the Wellington Parcel to an unrelated party. The total sales price for the property, a portion of which was owned by an affiliate of the General Partner, was $930,284. This sales price was allocated among the Partnership and the affiliate based upon acreage sold by each, with $749,705 going to the Partnership and $180,579 to the affiliate. The Partnership's proceeds were as follows:



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
                                       =========    =========    =========    =========


         The Partnership agreement calls for the General Partner to be allocated a minimum of 1% of any gain from the sale of property. To the extent the General Partner is allocated gain, it also receives a distribution. Accordingly, the General Partner's share of the gain was $5,413 (net sale proceeds of $691,977 less the Registrant's basis in the property sold of $150,707 equals a gain of $541,269; 1% of this amount is $5,413).

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