Form 10-Q
period 2000-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2000-05-11
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.

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

         a)       Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                                    Three Months Ended
                                                        March 31

                                                 2000                1999

Interest and other income                     $    2,390          $     9,084
                                             ------------        -------------
     Total Income                                  2,390                9,084

General and
Administrative expenses                           13,252                8,054
                                             ------------        -------------


NET INCOME (LOSS)                             $  (10,862)         $     1,030
                                             ============        =============

Allocation of net income (loss)
 to:
General Partner:
   From other operations                      $       -0-         $        10
                                             ------------        -------------
               Total to General Partner                                    10
                                             ------------        -------------

Limited Partners:
   From other operations                         (10,862)               1,020
                                             ------------        -------------
                                                 (10,862)               1,020
                                             ------------        -------------

                       TOTAL ALLOCATION       $  (10,862)         $     1,030
                                             ============        =============

Net income (loss) per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding):

     From other operations                    $    (1.84)         $       .17
                                             ------------        -------------
                         TOTAL PER UNIT       $    (1.84)         $       .17
                                             ============        =============

================================================================================

See notes to unaudited financial statements.

         b)       Balance Sheets

                                BALANCE SHEETS

                                             March 31, 2000   December 31,1999
                                             (Unaudited)
ASSETS
     Cash                                     $    41,424        $   74,024
     Short-term investments                       276,180            273,965
                                              ------------      -------------
         CASH AND CASH EQUIVALENTS                317,604            347,989

     Land held for investment--Note B           3,594,592          3,594,592
     Other assets                                   3,584              3,584
                                              ------------      -------------
        TOTAL ASSETS                          $ 3,915,780        $ 3,946,165
                                              ============      =============

LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                   $    13,986        $    12,510
     Distribution not claimed by
        limited partners                          120,731            142,725
     Accounts payable-related party                 3,995              3,000
                                             -------------      -------------
       TOTAL LIABILITIES                      $   138,712        $   158,235
                                             -------------      -------------

PARTNERS' EQUITY

     General partner's equity                 $        -0-       $        -0-
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding     3,777,068          3,787,930
                                              ------------      -------------
       TOTAL PARTNERS' EQUITY                 $ 3,777,068        $ 3,787,930
                                              ------------      -------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                  $ 3,915,780        $ 3 ,946,165
                                              ============      ==============

See notes to unaudited financial statements.

         c)       Statements of Changes in Partners' Capital


              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                                    Limited          General           Limited
                                 Partnership        Partner's         Partners'
                                     Units           Equity            Equity              Total
                                 -----------        ---------         --------             -----
Balance at
   January 1, 2000                  5,900            $   -0-        $ 3,787,930         $ 3,787,930

Net loss for the
   three months ended
   March 31, 2000                                                       (10,862)            (10,862)
                                   --------         ----------     -------------       --------------

BALANCE AT
MARCH 31, 2000                      5,900            $    -0-       $ 3,777,068         $ 3,777,068
                                   ========         ==========     =============       ==============

Balance at
   January 1, 1999                  5,900            $   865        $ 3,826,723         $ 3,827,588

Net income for the
three months ended
  March 31, 1999                                          10              1,020               1,030
                                   --------         ----------     -------------       --------------

BALANCE AT
MARCH 31, 1999                      5,900            $   875        $ 3,827,743         $ 3,828,618
                                   ========         ==========     =============       ==============

See notes to unaudited financial statements.

                  d)       Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                      Three Months Ended
                                                            March 31

                                                      2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  (10,862)       $   1,030
Changes in assets and liabilities:
    (Increase) decrease in other assets                    -0-          (3,805)

    Increase (decrease) in trade accounts
     payable and Distributions not claimed
     by limited partners                              (19,523)          (2,809)
                                                   -------------    ------------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                             (30,385)          (5,584)
                                                   -------------    ------------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                              (30,385)          (5,584)

Cash and cash equivalents at beginning
   of period                                          347,989          413,165
                                                   ------------     ------------
     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                              $  317,604       $  407,581
                                                   ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the three months ended
March 31 was $0 in 2000 and $0 in 1999.

See notes to unaudited financial statements.

         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2000

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 2000 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                   of Operations.

The Registrant's operations resulted in net loss of $ (10,862) during the quarter ended March 31, 2000 compared to a net income of $1,030 during the same period of 1999. The primary differences between 2000 and 1999 were:

     o In the first quarter of 1999, there was a refund of $6,113 from the overpayment of property taxes. There was no sale of land in the first quarter of 2000; the only income of the Registrant during the first quarter of 2000 was $2,390 of interest and address change fees.

     o Expenses in 2000 included $2,438 for professional services. These fees were higher due to additional accounting services.

     o Expenses in 2000 attributable to office expenses increased approximately $2,200.

As of May 4, 2000, the Registrant has $317,604 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

In addition, the Registrant is not aware that its bank or the Registrant's General Partner experienced any material disruptions in their operations or activiteies. The Registrant does not expect to encounter any Year 2000 problems in the foreseeable future, although it continues to monitor the situation. It is possible, however, that if Year 2000 problems are incurred by the Registrant's bank and/or General Partner, such problems could have a negative impact on the future operations and financial performance of the Registrant, although the Registrant has not been able to specifically identify any such problems among such providers. Furthermore, the Year 2000 Problem may impact other entities with which the Registrant may transact business and the Registrant cannot predict the effect of the Year 2000 Problem on such entities or the resulting effect on the Registrant.

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

                                             CAROLINA INVESTMENT PARTNERS
                                             LIMITED PARTNERSHIP (Registrant)

                                             BY:  WALSMITH ASSOCIATES TWO,
                                                  General Partner


                                             By: /s/ Alton L. Smith III
                                                 -----------------------
                                             Alton L. Smith III, General Partner
Date:  March 10, 2000.

                                                INDEX
                                             TO EXHIBITS

 Exhibit No.              Description                                   Page
 -----------              -----------                                   -----
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