Form 10-Q
period 2000-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2000-08-09
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.

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

Former name, former address and former fiscal year, if changed since last report)

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.           Financial Information
                  ---------------------

         a)       Income Statement

                                         STATEMENTS OF INCOME (Unaudited)

                                                   Three Months Ended                           Six Months Ended
                                                         June 30                                    June 30

                                                 2000                 1999                   2000               1999

Interest and other income                  $       1,573          $        2,919       $        3,963        $     12,003
                                           -------------          --------------       --------------        ------------
     Total Income                                  1,573                   2,919                3,963              12,003

General and Administrative expenses               13,957                  18,342               27,209              26,396
                                           -------------          --------------       --------------        ------------

NET LOSS                                   $     (12,384)         $      (15,423)      $      (23,246)       $    (14,393)
                                           =============          ==============       ==============        ============
Allocation of net loss to:
General Partner:
   From other operations                   $         -0-          $         (875)      $          -0-                (865)
                                           -------------          --------------       --------------        ------------
               Total to General Partner              -0-                    (875)                 -0-                (865)
                                           -------------          --------------       --------------        ------------
Limited Partners:
   From other operations                         (12,384)                (14,548)             (23,246)            (13,528)
                                           -------------          --------------       --------------        ------------
                                                 (12,384)                (14,548)             (23,246)            (13,528)
                                           -------------          --------------       --------------        ------------

               TOTAL ALLOCATION            $     (12,384)         $      (15,423)      $      (23,246)       $    (14,393)
                                           =============          ==============       ==============        ============

Net income (loss) per
limited partnership unit
(based on 5,900 weighted average
limited partnership units outstanding):
   From other operations                   $       (2.10)         $        (2.61)      $        (3.94)       $      (2.44)
                                           -------------          --------------       --------------        ------------

                  TOTAL PER UNIT           $       (2.10)         $        (2.61)      $        (3.94)       $      (2.44)
                                           =============          ==============       ==============        ============

See notes to unaudited financial statements.

        b)       Balance Sheets
                                BALANCE SHEETS


                                                               June 30, 2000         December 31,1999
                                                                (Unaudited)

ASSETS
     Cash                                                    $          74,321     $           74,024
     Short-term investments                                            222,753                273,965
                                                             ------------------    -------------------
         CASH AND CASH EQUIVALENTS                                     297,074                347,989

     Land held for investment--Note B                                3,594,592              3,594,592
     Other assets                                                        3,584                  3,584
                                                             ------------------    -------------------
        TOTAL ASSETS                                         $       3,895,250     $        3,946,165
                                                             ==================    ===================

LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                                  $           7,376     $           12,510
     Distribution not claimed by limited partners                      118,410                142,725
     Accounts payable-related party                                      4,780                  3,000
                                                             ------------------    -------------------
       TOTAL LIABILITIES                                     $         130,566     $          158,235
                                                             ------------------    -------------------

PARTNERS' EQUITY

     General partner's equity                                $            -0-      $              -0-
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding                          3,764,684              3,787,930
                                                             ------------------    -------------------
       TOTAL PARTNERS' EQUITY                                $       3,764,684     $        3,787,930
                                                             ------------------    -------------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                                 $       3,895,250     $        3,946,165
                                                             ==================    ===================

See notes to unaudited financial statements.

         c)       Statements of Changes in Partners' Capital

                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)


                                   Limited        General            Limited
                                 Partnership     Partner's          Partners'
                                    Units         Equity             Equity                Total
                                    -----         ------             ------                -----
Balance at
   January 1, 2000                  5,900      $         -0-     $     3,787,930      $     3,787,930

Net loss for the
  Six months ended
  June 30, 2000                                          -0-             (23,246)             (23,246)
                              -----------      -------------     ---------------      ---------------
BALANCE AT
JUNE 30, 2000                       5,900      $         -0-     $     3,764,684      $     3,764,684
                              ===========      =============     ===============      ===============

Balance at
   January 1, 1999                  5,900      $         865     $     3,826,723      $     3,827,588

Net loss for the
  six months ended
  June 30, 1999
                                                        (865)            (13,527)             (14,392)
                              -----------      -------------     ---------------      ---------------

BALANCE AT
JUNE 30, 1999                       5,900      $         -0-     $     3,813,196      $     3,813,196
                              ===========      =============     ===============      ===============

See notes to unaudited financial statements.

                  d)       Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                          Six Months Ended
                                                               June 30

                                                     2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $    (23,246)   $    (14,393)
Changes in assets and liabilities:
    (Increase) decrease in other assets                       -0-         (3,054)
    Increase (decrease) in trade accounts payable
      and distributions not claimed by
      limited partners                                   (27,669)         (5,214)
                                                    ------------    ------------

     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                (50,915)        (22,661)
                                                    ------------    ------------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                 (50,915)        (22,661)

Cash and cash equivalents at beginning
   Of period                                             347,989         413,165
                                                    ------------    ------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                               $    297,074    $    390,504
                                                    ============    ============

Supplemental disclosures of cash flow information Cash paid for interest during the six months ended June 30 was $0 in 2000 and $0 in 1999.

See notes to unaudited financial statements.

         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2000

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying June 30, 2000 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant's operations resulted in net loss of $12,384 during the quarter ended June 30, 2000 compared to a net loss of $18,342 during the same period of 1999 and a net loss of $23,246 during the six months ended June 30, 2000 compared to a net of $14,393 during the same period of 1999. The primary differences between 2000 and 1999 were:

       Three Months Ended June 30:

        o Interest income earned in the three months ended June 30, 2000 was approximately $1,500 less than the three months ended June 30, 1999 due to a lower amount in cash and investments.

       Six Months Ended June 30:

        o In the first quarter of 1999, there was a refund of $6,113 from the overpayment of property taxes. The only income of the Registrant during the first six months of 2000 was $3,963 of interest and address change fees.

Changes in the Registrant's financial condition as of June 30, 2000, in comparison to December 31, 1999, are primarily due to:

        o Reclassification of checks that were classified as liabilities to the limited partners. These checks, totaling $24,315 as of June 30, 2000, have reduced cash and accounts payable.

As of July 25, 2000, the Registrant has $297,543 in cash and short-term investments, which is sufficient to meet its needs during the next year.

The Registrant maintains its excess funds in a money market account and certificates of deposit at Centura Bank. The General Partner believes these accounts are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

                                             Carolina, and the Registrant
                                             (incorporated by reference to
                                             Exhibit 10.12 to the Registrant's
                                             Quarterly Report on Form 10-Q,
                                             dated September 30, 1997).

                   Exhibit No. 10.13         Letter Agreement to amend
                                             the Agreement for the Purchase and
                                             Sale of Real Estate, dated December
                                             12, 1997 between Churchill & Banks,
                                             Ltd., ADA Corporation of North
                                             Carolina, and the Registrant
                                             (incorporated by reference to
                                             Exhibit 10.13 to the Registrant's
                                             Quarterly Report filed on Form 10-Q
                                             for the period ended March 31,
                                             1999).

                   Exhibit No. 10.14         Eighth Amendment to the Agreement
                                             for the Purchase and Sale of Real
                                             Estate, dated March 24, 1999
                                             between Churchill & Banks, Ltd.,
                                             ADA Corporation of North Carolina,
                                             and the Registrant (incorporated by
                                             Reference to Exhibit 10.14 to the
                                             Registrant's Quarterly Report filed
                                             on Form 10-Q for the period ended
                                             March 31, 1999).

                   Exhibit No. 27            Financial Data Schedule

  (b)              Reports on Form 8-K.      None
                   --------------------

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

Date:  August 12, 2000

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
                         1997).

          10.13          Letter Agreement to amend the                     18
                         Agreement for the Purchase and
                         Sale of Real Estate, dated as of
                         December 12, 1997, between
                         Churchill & Banks, Ltd., ADA
                         Corporation of North Carolina, and
                         the Registrant (incorporated by
                         reference to Exhibit 10.13 to the
                         Registrant's Quarterly Report filed
                         on Form 10-Q for the period ended
                         March 31, 1999).

          10.14          Eighth Amendment to the Agreement                 19
                         for the Purchase and Sale of
                         Real Estate, dated as of March 24,
                         1999 between Wellington Center
                         Associates, LLC, ADA Corporation of
                         North Carolina, and the Registrant
                         (incorporated by reference to
                         Exhibit 10.14 to the Registrant's
                         Quarterly Report filed on Form

                         10-Q for the period ended March 31, 1999).

          27             Financial Data Schedule