Form 10-Q
period 2000-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2000-11-13
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000.

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

Yes          X             No  _________
     ------------------

                                      The Exhibit Index is located on Page 12.

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------
Item 1.           Financial Information

         a)       Income Statement

                                         STATEMENTS OF INCOME (Unaudited)

                                                   Three Months Ended                          Nine Months Ended
                                                      September 30                               September 30
                                         ---------------------------------------   -------------------------------------------
                                                2000                1999                  2000                   1999
                                           -----------------  -------------------   -------------------   ---------------------

Interest and other income                         $   2,751           $    2,830            $    6,714             $    14,833
                                           -----------------  -------------------   -------------------   ---------------------
     Total Income                                     2,751                2,830                 6,714                  14,833

General and
  Administrative expenses                             8,167               14,603                35,376                  40,999
                                           -----------------  -------------------   -------------------   ---------------------

NET LOSS                                         $  (5,416)   $        (11,773)            $  (28,662)            $   (26,166)
                                           =================  ===================   ===================   =====================

Allocation of net loss to:
General Partner:
   From other operations                            $     0             $      0              $      0             $     (865)
                                           -----------------  -------------------   -------------------   ---------------------

               Total to General Partner                   0                    0                     0                   (865)
                                           -----------------  -------------------   -------------------   ---------------------

Limited Partners:
   From other operations                            (5,416)             (11,773)              (28,662)                (25,301)
                                           -----------------  -------------------   -------------------   ---------------------
                                                     (5,416)             (11,773)              (28,662)                (25,301)
                                           -----------------  -------------------   -------------------   ---------------------
                        TOTAL ALLOCATION          $  (5,416)          $  (11,773)           $  (28,662)            $   (26,166)
                                           =================  ===================   ===================   =====================

Net loss limited partnership unit
 (based on 5,900 weighted average limited
  partnership units outstanding):
         From other operations                   $   (0.92)          $    (1.99)           $    (4.86)            $     (4.29)
                                           -----------------   -------------------   -------------------  ---------------------
                         TOTAL PER UNIT          $   (0.92)          $    (1.99)           $    (4.86)            $     (4.29)
                                           =================  ===================   ===================   =====================


See notes to unaudited financial statements.

         b)   Balance Sheets
                                 BALANCE SHEETS

                                                        September 30, 2000
                                                              (Unaudited)        December 31,1999
                                                      ----------------------     ----------------
ASSETS
     Cash                                                    $       66,286        $      74,024
     Short-term investments                                         224,255              273,965
                                                      ----------------------     ----------------
         CASH AND CASH EQUIVALENTS                                  290,541              347,989

     Land held for investment--Note B                             3,594,592            3,594,592
     Other assets                                                     3,584                3,584
                                                      ----------------------     ----------------
        TOTAL ASSETS                                        $     3,888,717       $    3,946,165
                                                      ======================     ================


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                                  $        8,934        $      12,510
     Distributions not claimed by limited partners                  115,108              142,725
     Accounts payable-related party                                   5,407                3,000
                                                      ----------------------     ----------------
       TOTAL LIABILITIES                                     $      129,449        $     158,235
                                                      ----------------------     ----------------

PARTNERS' EQUITY

     General partner's equity                                $             0       $            0

     Limited partners' equity; 5,900 units
        authorized, issued, and outstanding                        3,759,268            3,787,930
                                                      -----------------------    -----------------
       TOTAL PARTNERS' EQUITY                                $     3,759,268       $    3,787,930
                                                      -----------------------    -----------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                                 $     3,888,717       $    3,946,165
                                                      ======================     ================

See notes to unaudited financial statements.

         c)  Statements of Changes in Partners' Capital


              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                                      Limited               General                 Limited
                                    Partnership            Partner's               Partners'
                                       Units                 Equity                  Equity                     Total
                                  -----------------    -------------------    ---------------------    -------------------------
Balance at
   January 1, 2000                           5,900               $      0     $        3,787,930       $           3,787,930

Net income for the
        Nine months ended
   September 30, 2000                                                   0                (28,662)                     (28,662)
                                  -----------------    -------------------    ---------------------    -------------------------
 BALANCE AT
SEPTEMBER 30, 2000                           5,900     $                0            $  3,759,268               $    3,759,268

                                  =================    ===================    =====================    =========================

Balance at
   January 1, 1999                           5,900      $             865            $  3,826,723               $    3,827,588

Net income for the
  Nine months ended
  September 30, 1999                                                (865)                 (25,301)                     (26,166)
                                  -----------------    -------------------    ---------------------    -------------------------
BALANCE AT
SEPTEMBER 30, 1999                           5,900       $              0            $  3,801,422               $    3,801,422
                                  =================    ===================    =====================    =========================


See notes to unaudited financial statements.

               d)  Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                     -------------------------------------------

                                                                            2000                   1999
                                                                     --------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $   (28,662)           $   (26,166)
Changes in assets and liabilities:
    (Increase) decrease in other assets                                                0                (2,305)
    Increase (decrease) in trade accounts payable
       and distributions not claimed by limited partners                        (28,786)               (15,116)
                                                                     --------------------   --------------------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                                       (57,448)               (43,587)
                                                                     --------------------   --------------------
    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                        (57,448)               (43,587)

Cash and cash equivalents at beginning
   of period                                                                     347,989                413,165
                                                                     --------------------   --------------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                        $   290,541            $   369,578
                                                                     ====================   ====================


Supplemental disclosures of cash flow information Cash paid for interest during the nine months ended September 30 was $0 in 2000 and $0 in 1999.

See notes to unaudited financial statements.

         e)  Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying September 30, 2000 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

In 1996, 1997 and 1998 the Registrant sold the Wellington Parcel to a third party under the terms of an Agreement for the Purchase and Sale of Real Estate, as amended ("the Agreement"), between the Registrant, Wellington Center Associates LLC (successor to Churchill & Banks, Ltd.) ("WCA"), and ADA Corporation of North Carolina ("ADA"), an affiliate of the Registrant's General Partner. The total sales price for the property sold, a portion of which was owned by ADA, was $3,927,636. This sales price was allocated among the Registrant and ADA based upon acreage sold by each, with $3,730,963 to the Registrant and $196,673 to ADA. As of April 9, 1999, all of the Wellington Parcel was sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ----------------------------------------------------------------------

The Registrant's operations resulted in net loss of $5,416 during the quarter ended September 30, 2000 compared to a net loss of $11,773 during the same period of 1999, and a net loss of $28,662 during the nine months ended September 30, 2000 compared to a net loss of $26,166 during the same period of 1999. The primary differences between 2000 and 1999 were:

         Three months ended September 30:

o Interest income earned in the three months ended September 30, 2000 was approximately $1,300 less than the three months ended September 30, 1999 due to a lower amount in cash and investments.

         Nine months ended September 30:

o In the first quarter of 1999, there was a refund of $6,113 from the overpayment of property taxes. The only income of the Registrant during the first nine months of 2000 was $6,714 of interest and address change fees.

Changes in the Registrant's financial condition as of September 30, 2000, in comparison to December 31, 1999, are primarily due to:

o Reclassification of checks that were classified as liabilities to the limited partners. These checks, totaling $27,617 as of September 30, 2000, have reduced cash and accounts payable.

As of November 10, 2000, the Registrant has $291,030 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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



Date:  November 10, 2000

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

