Form 10-K405
period 2000-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2001-03-30
CIK 789457

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2000

                                      OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___.
                                       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Market Value of 5,875 Units held by nonaffiliates as of March 21, 2001 was $2,621,000 (based upon the offering price of $1,000 less the amount distributed per Unit).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

5,900 Units outstanding as of March 21, 2001
--------------------------------------------

This Exhibit Index appears on Page 16.

                                    PART I

Item 1.  Business.
         --------

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

Item 2.  Properties.
         ----------

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

Item 3.  Legal Proceedings.
         -----------------

No material legal proceedings are pending against the Registrant or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters.
         -------

         (a) The Registrant has no common stock. There is no established public trading market for the Units.

         (b) The Registrant had 985 Limited Partners holding 5,900 Units as of March 30, 2001. The number of Limited Partners was determined by the Partnership's records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

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

Item 6.  Selected Financial Data.
         -----------------------

                                   2000          1999           1998          1997        1996
                                   ----          ----           ----          ----        ----
Summary of Operations:
  Gain on Sale of Land          $     -0-      $     -0-    $   291,596  $    541,269  $  1,382,081

  Other Income                     8,748         17,471         163,090        87,420        12,174

  Expenses                        56,466         57,129          76,565        57,557        58,040

  Net Income (Loss)              (47,718)       (39,658)        378,121       571,132     1,336,215

  Net Income (Loss)
  per limited partnership unit:
     From gain on sale of land        -0-            -0-          48.93         90.82        231.91
     From other operations         (8.08)         (6.58)          14.52          5.01         (7.78)
                                  ------         ------           -----          ----        ------
     Total per unit                (8.08)         (6.58)          63.45         95.83        224.13

  Distribution per unit               -0-            -0-         220.00            -0-       331.53

Selected Balances:
  Cash and Short-Term
  Investments                    273,220        347,989         413,165     1,002,868       205,524

  Land held for Investment     3,594,592      3,594,592       3,594,592     3,850,572     4,001,280

  Total Assets                 3,871,751      3,946,165       4,009,786     4,858,132     4,206,804

  Long term obligations               -0-            -0-             -0-           -0-           -0-

  General Partner's equity            -0-            -0-            865         5,711            -0-

  Limited Partners' equity     3,740,213      3,787,930       3,826,723    4 ,750,383     4,184,962

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

The Registrant's operations resulted in a net loss of $47,718 during 2000, compared to a net loss of $39,658 during 1999 and a net income of $378,121 in 1998. The primary differences between 2000 in comparison to 1999 and 1998 were:

     2000 vs. 1999
     -------------

     . A property tax refund of $6,113 in 1999 was received by the Registrant. There was no such refund received in 2000.

     . Interest received by the Registrant from investment in a money market account totaled $6,798 in 2000 compared to $10,833 in 1999 due to higher balances in the account during 1999.

     2000 vs. 1998
     -------------

     . There were no land sales in 2000 compared to a gain of $291,596 in 1998 from the sale of the remaining 3.4 acres of the Registrant's Wellington Parcel.

     . Interest of $66,167 and a late closing penalty of $77,605 in 1998 were received by the Registrant due to the deferral of the closing of the remaining 3.4 acres of the Wellington Parcel. There was no such interest received in 2000.

     . Interest received by the Registrant from investment in a money market account totaled $6,798 in 2000 compared to $16,263 in 1998 due to higher balances in the account during 1998.

The Registrant has submitted a site plan for the development portion of the Martin Parcel to the town of Cary. The town has failed to approve the site plan because of traffic concerns. The General Partner and its representatives are presently meeting with the North Carolina Department of Transportation representatives and representatives of the town of Cary in an attempt to alleviate the concerns of town officials. The General Partner believes that a favorable outcome of these discussions will enhance the marketability of the property. There can be no assurances that there will be a favorable outcome of the discussions with the North Carolina Department of Transportation or the Town of Cary.

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

As of March 30, 2001, the Registrant has $274,720 in cash and short-term investments, which is sufficient to meet its needs during the next year. The Registrant expects to retain these.

The Registrant maintains its excess funds in money market account at Centura Bank. The General Partner believes the account is an appropriate investment of the Registrant's funds. Until the Martin Parcel is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.
               -----------------------------------------------------------

Not applicable.

Item 8.        Financial Statements and Supplementary Data.
               -------------------------------------------

Registrant's financial statements are included elsewhere herein. See "List of Financial Statements."


Item 9.   Changes in and Disagreements with Accountant on Accounting and
          --------------------------------------------------------------
          Financial Disclosure.
          ---------------------

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner. The General Partner is Walsmith Associates Two, a North Carolina general partnership. Except as expressly provided in the Partnership Agreement, the General Partner has the power to do any and all things necessary or incident to the conduct of the Registrant's business. The general partners of the General Partner are:

                                                     -------------------------------------------------------------------------------
                                                                               Business Experience During
                                                                                 Past Five Years, Family
                                                                             Relationships and Directorships
NAME                             AGE                                               in Public Companies
----                             ---                 -------------------------------------------------------------------------------
Donald F. Walston                58                  President since 1982, and founder of Howard Perry & Walston Realty, Inc., a residential real estate brokerage company located in the Research Triangle area of North Carolina.

Alton L. Smith, III              51                  Mr. Smith is an officer and director of Trademark Properties, Inc. Mr. Smith is the brother of C. Stephen Smith

C. Stephen Smith                 50                  Mr. Smith is an independent commercial real estate broker. Mr. Smith is the brother of Alton L. Smith, III

To the knowledge of the Registrant, no person is the beneficial owner of more than 590 units, 10% of the outstanding Units.

Item 11. Executive Compensation.
         ----------------------

The Agreement of Limited Partnership of the Registrant (the "Partnership Agreement") governs the amount of compensation payable to Walsmith Associates, Two, the General Partner of the Registrant.

Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee. This fee was not paid to the General Partner by the Registrant during 2000.

If any portion of the Registrant's properties is developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 2000.

The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. During the year ended December 31, 2000, the Registrant paid affiliates of the General Partner $1,314 for writing checks and depositing funds. The Registrant has hired an outside accounting firm for all other record keeping such as securities law filings and maintenance of the partnership database.

The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated no net income for 2000. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Upon the sale of the Martin Parcel the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid no broker listing fees during the year ended December 31, 2000.

No other amounts were paid for services during the year ended December 31, 2000 to the General Partner or any of its partners or employees.

If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 2000.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          (a) As of March 30, 2001, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 30, 2001:

                                                                           Amount and
         Title                               Name & Address                  Nature              Percent of Class
         -----                               --------------                  ------              ----------------
Limited Partnership Unit             Alton L. Smith III                   25 units (1)                  *
                                     4000 Blue Ridge Road, Suite 100
                                     Raleigh, NC 27612

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

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

See Item 11 "Executive Compensation."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

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

          (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 2000.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2001.

                                                  CAROLINA INVESTMENT PARTNERS

                                                  By: WALSMITH ASSOCIATES TWO,
                                                      General Partner

                                                  By:  /s/ Alton L. Smith, III
                                                  ----------------------------
                                                  Alton L. Smith, III
                                                  General Partner and
                                                  Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Capacity                       Date
---------                                            ---------                      ----
/s/ Donald F. Walston                    General Partner of Walsmith            March 30, 2001
------------------------------------     Associates Two, general partner of
                                         the Registrant


/s/ Alton, L. Smith, III
------------------------------------     General Partner of Walsmith            March 30, 2001
                                         Associates Two, general partner of
                                         the Registrant

Supplemental Information to be Furnished With Reports Filed Pursuant to Section
-------------------------------------------------------------------------------
15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
--------------------------------------------------------------------------------
Section 12 of the Act.
---------------------

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.

                          ANNUAL REPORT ON FORM 10-K

                            ITEMS 8 AND 14 (a) (1)

                             FINANCIAL STATEMENTS

                         LIST OF FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 2000

               CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

                            RALEIGH, NORTH CAROLINA

     Form 10-K--Items, 8, 14 (a) (1) and (2) and (d)

     CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

     December 31, 2000

     LIST OF FINANCIAL STATEMENTS

     The following financial statements of Carolina Investment
     Partners, Limited Partnership are included in Item 8:

     Independent Auditors Report                                F-1

     Balance Sheets--December 31, 2000 and 1999                 F-2

     Statements of Operations--Years Ended
      December 31, 2000, 1999 and 1998                          F-3

     Statements of Changes in Partners' Equity--Years Ended
      December 31, 2000, 1999, and 1998                         F-4

     Statements of Cash Flows--Years Ended December 31, 2000,
      1999, and 1998                                            F-5

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

                      [LETTERHEAD OF LYNCH & HOWARD, P.A]


                         INDEPENDENT AUDITOR'S REPORT



     To the Partners
     Carolina Investment Partners Limited Partnership
     Raleigh, North Carolina


     We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 2000 and December 31, 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with U.S. generally accepted accounting principles.

     /s/ Lynch & Howard, P.A.

     Raleigh, North Carolina
     January 30, 2001

                                                                       Exhibit A

                         CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                                BALANCE SHEETS

                                    ASSETS
                                                                                  December 31
                                                                   ------------------------------------------
                                                                        2000                      1999
                                                                   ----------------          ----------------
   ASSETS:
         Cash                                                      $        47,457           $        74,024
         Short-term investments                                            225,763                   273,965
         Land held for investment  (Note 4)                              3,594,592                 3,594,592
         Accounts receivable - related party                                 3,939                     3,584
                                                                   ----------------          ----------------
                                                                   $     3,871,751           $     3,946,165
                                                                   ================          ================


                 LIABILITIES AND PARTNERS' EQUITY

   LIABILITIES:
         Accounts payable - trade                                  $        10,273           $        12,510
         Accounts payable - related party                                    6,158                     3,000
         Distributions not claimed by limited partners                     115,107                   142,725
                                                                   ----------------          ----------------
                     Total Liabilities                             $       131,538           $       158,235
                                                                   ----------------          ----------------


   PARTNERS' EQUITY:
         General Partner's equity                                  $             0           $             0
         Limited partners' equity; 5,900 units
           authorized, issued and outstanding                            3,740,213                 3,787,930
                                                                   ----------------          ----------------
                     Total Partners' Equity                        $     3,740,213           $     3,787,930
                                                                   ----------------          ----------------
                                                                   $     3,871,751           $     3,946,165
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

                                                                       Exhibit B

                         CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                           STATEMENTS OF OPERATIONS

                                                                                  Year Ended December 31
                                                                  ------------------------------------------------------------
                                                                      2000                   1999                   1998
                                                                  --------------         --------------         --------------
 REVENUES:
      Gain on sale of land - net of related party                 $           0          $           0          $     291,596
         commissions paid of $0, $0 and $26,778
         in 2000, 1999, and 1998, respectively  (Note 5)
      Interest and other income                                           8,748                 17,471                163,090
                                                                  --------------         --------------         --------------
           Total Revenues                                         $       8,748          $      17,471          $     454,686
                                                                  --------------         --------------         --------------

 OPERATING EXPENSES:
      General and administrative expenses                         $      52,151          $      51,314          $      64,110
      Related party expenses                                              4,314                  5,815                 12,455
                                                                  --------------         --------------         --------------
           Total Operating Expenses                               $      56,465          $      57,129          $      76,565
                                                                  --------------         --------------         --------------
 NET INCOME (LOSS)                                                $     (47,717)         $     (39,658)         $     378,121
                                                                  ==============         ==============         ==============

 ALLOCATION OF NET INCOME (LOSS) (Note 2):
      To General Partner:
         From gain on sale of land                                $           0          $           0          $       2,916
         From operations                                                      0                   (865)                   865
                                                                  --------------         --------------         --------------
           Total to General Partner                               $           0          $        (865)         $       3,781
                                                                  --------------         --------------         --------------

      To limited partners:
         From gain on sale of land                                $           0          $           0          $     288,680
         From operations                                                (47,717)               (38,793)                85,660
                                                                  --------------         --------------         --------------
           Total to Limited Partners                              $     (47,717)         $     (38,793)         $     374,340
                                                                  --------------         --------------         --------------
                                                                  $     (47,717)         $     (39,658)         $     378,121
                                                                  ==============         ==============         ==============


 NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
      (Based on 5,900 weighted average limited
      partnership units outstanding during each year)
         From gain on sale of land                                $        0.00          $        0.00          $       48.93
         From other operations                                            (8.08)                 (6.58)                 14.52
                                                                  --------------         --------------         --------------
                                                                  $       (8.08)         $       (6.58)         $       63.45
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

                                                                       Exhibit C

                         CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                                          Limited            General                Limited
                                                        Partnership         Partner's              Partners'
                                                           Units              Equity                Equity             Total
                                                       -------------       -------------       ----------------   --------------
      Balance at January 1, 1998                               5,900       $       5,711       $      4,750,383   $    4,756,094

      Net income for 1998                                          -               3,781                374,340          378,121

      Distributions for 1998
            General Partner                                        -              (8,627)                     -           (8,627)
            Limited partners ($220.00 per unit)                    -                   -             (1,298,000)      (1,298,000)
                                                       -------------       -------------       ----------------   --------------

      Balance at December 31, 1998                             5,900       $         865       $      3,826,723   $    3,827,588

      Net loss for 1999                                            -                (865)               (38,793)         (39,658)
                                                       -------------       -------------       ----------------   --------------

      Balance at December 31, 1999                             5,900       $           0       $      3,787,930   $    3,787,930

      Net loss for 2000                                            -                   0                (47,717)         (47,717)
                                                       -------------       -------------       ----------------   --------------

      Balance at December 31, 2000                             5,900       $           0       $      3,740,213   $    3,740,213
                                                       =============       =============       ================   ==============

The Notes to Financial Statements are an integral part of this statement.

                                                                       Exhibit D

                         CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                           STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31
                                                                            -------------------------------------------------------
                                                                                 2000                 1999                1998
                                                                            --------------       --------------       -------------
         OPERATING ACTIVITIES:
             Net income (loss)                                              $      (47,717)      $      (39,658)      $     378,121
             Adjustments to reconcile net income (loss) to
               net cash used in operating activities:
                  Changes in operating assets and liabilities:
                      Land held for investment                                           0                    0             255,980
                      Accounts receivable - related party                             (355)              (1,555)              2,663
                      Accounts payable - trade                                      (2,237)              (2,127)            (15,118)
                      Accounts payable - related party                               3,158                1,361                 302
                      Distributions not claimed by limited partners                (27,618)             (23,197)             94,976
                                                                            --------------       --------------       -------------

                      Net Cash Provided By (Used In)
                        Operating Activities                                $      (74,769)      $      (65,176)      $     716,924
                                                                            --------------       --------------       -------------


         FINANCING ACTIVITIES:
             Distribution to General Partner                                $            0       $            0       $      (8,627)
             Distribution to limited partners                                            0                    0          (1,298,000)
                                                                            --------------       --------------       -------------
                      Net Cash Provided By (Used In)
                        Financing Activities                                $            0       $            0       $  (1,306,627)
                                                                            --------------       --------------       -------------

         NET DECREASE IN CASH                                               $      (74,769)      $      (65,176)      $    (589,703)

         CASH AND CASH EQUIVALENTS -
           BEGINNING OF YEAR                                                       347,989              413,165           1,002,868
                                                                            --------------       --------------       -------------
         CASH AND CASH EQUIVALENTS -
           END OF YEAR                                                      $      273,220       $      347,989       $     413,165
                                                                            ==============       ==============       =============

         Supplemental Disclosure of Cash Flows Information:
             Cash and cash equivalents:
                  Cash                                                      $       47,457       $       74,024       $     110,033
                  Short-term investments                                           225,763              273,965             303,132
                                                                            --------------       --------------       -------------

                                                                            $      273,220       $      347,989       $     413,165
                                                                            ==============       ==============       =============

The Notes to Financial Statements are an integral part of this statement.

                         CAROLINA INVESTMENT PARTNERS
                             LIMITED PARTRNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000


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

                         CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000



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

     Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner's capital account balance shall be less than zero. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 2000, 1999 and 1998 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

                         CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000


(3)  RELATED PARTY TRANSACTIONS

     The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. An affiliate of the General Partner received a broker listing fee of $0, $0, and $11,947 in 2000, 1999 and 1998, respectively, and the General Partner received a broker listing fee of $0, $0 and $14,831 in 2000, 1999 and 1998, respectively (See Note 5).

     The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting, administrative services and engineering consulting totaling $1,314, $2,815 and $9,455 during 2000, 1999 and 1998, respectively. Amounts payable to related parties at December 31, 2000 and 1999 were $6,158 and $3,000, respectively.


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

                         CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000


(4)  LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS - Continued

     Wellington Parcel - continued

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

     Of the total 16.3 acres in the Wellington Parcel, 10.9 acres were sold prior to 1997. A total of 2.0 acres were sold in 1997, and the remaining
     3.4 acres were sold during 1998.  (See Note 5).


(5)  GAIN ON SALE OF LAND

     Year 2000

     There was no land sale during 2000.

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

                         CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000


(5)  GAIN ON SALE OF LAND - Continued

     Year 1998 - continued

     The Partnership's proceeds were as follows:


                                                            3/3/98           4/9/98          Total
                                                      ------------      -----------      ------------
             Gross sales price                        $    227,655      $   365,603      $    593,258
             Commissions                                   (11,383)         (18,280)          (29,663)
             Commissions - related party                    (5,691)          (9,140)          (14,831)
             Deed stamps                                      (455)            (732)           (1,187)
                                                      ------------      -----------      ------------

             Net Sale Proceeds                        $    210,126      $   337,451      $    547,577
                                                      ============      ===========      ============

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