Form 10-Q
period 2001-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2001-05-14
CIK 789457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001.

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

Yes       X         No
     -----------        ------------

                                        The Exhibit Index is located on Page 12.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Information

         a)       Income Statement

                                          STATEMENTS OF INCOME (Unaudited)

                                                Three Months Ended
                                                     March 31

                                                2001           2000



Interest and other income                   $    1,371     $     2,390
                                           ------------  --------------
     Total Income                                1,371           2,390

General and
Administrative expenses                         10,900          13,252
                                           ------------  --------------

NET INCOME (LOSS)                           $   (9,529)    $   (10,862)

                                           ============  ==============

Allocation of net income (loss)
 to:
General Partner:
   From other operations                    $      -0-     $       -0-
                                           ------------  --------------
               Total to General Partner
                                           ------------  --------------

Limited Partners:
   From other operations                        (9,529)        (10,862)
                                           ------------  --------------
                                                (9,529)        (10,862)
                                           ------------  --------------
                       TOTAL ALLOCATION     $   (9,529)    $   (10,862)

Net income (loss) per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):

         From other operations              $    (1.62)    $     (1.84)
                                           ------------  --------------
                         TOTAL PER UNIT     $    (1.62)    $     (1.84)
                                           ============  ==============

================================================================================

See notes to unaudited financial statements.

         b)       Balance Sheets

                                 BALANCE SHEETS

                                                              March 31, 2001   December 31, 2000
                                                                (Unaudited)       (Unaudited)
ASSETS
     Cash                                                      $      56,632      $     47,456
     Short-term investments                                          202,034           225,763
                                                               -------------     -------------
         CASH AND CASH EQUIVALENTS                                   258,666           273,219

     Land held for investment--Note B                              3,594,592         3,594,592
     Other assets                                                      6,318             3,940
                                                               -------------     -------------
        TOTAL ASSETS                                           $   3,859,576      $  3,871,751
                                                               =============     =============


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                                    $      13,731      $     10,273
     Distribution not claimed by limited partners                    115,108           115,108
     Accounts payable-related party                                       52             6,157
                                                               -------------     -------------
       TOTAL LIABILITIES                                       $     128,891      $    131,538
                                                               -------------     -------------

PARTNERS' EQUITY

     General partner's equity                                  $         -0-      $        -0-
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding                        3,730,685         3,740,213
                                                               -------------     -------------
       TOTAL PARTNERS' EQUITY                                  $   3,730,685      $  3,740,213
                                                               -------------     -------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                                   $   3,859,576      $  3,871,751
                                                               =============     =============

See notes to unaudited financial statements.

         c)       Statements of Changes in Partners' Capital


     STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                              Limited        General        Limited
                            Partnership     Partner's      Partners'
                               Units         Equity         Equity            Total
                            -----------     ---------      ---------          -----
Balance at
   January 1, 2001               5,900     $     -0-     $  3,740,214     $ 3,740,214

Net loss for the
     three months ended
  March 31, 2001                                               (9,529)         (9,529)
                             ----------    ----------    ------------    ------------

BALANCE AT
MARCH 31, 2001                   5,900     $     -0-     $  3,730,685    $  3,730,685
                             ==========    ==========    ============    ============

Balance at
   January 1, 2000               5,900     $     -0-     $  3,787,930    $  3,787,930


Net income for the
three months ended
  March 31, 2000                                              (10,862)        (10,862)
                             ----------    ----------    -------------  -------------

BALANCE AT
MARCH 31, 2000                   5,900      $    -0-      $  3,777,068   $  3,777,068
                             ==========    ==========    =============  =============

See notes to unaudited financial statements.

                  d)       Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                                   Three Months Ended
                                                                        March 31

                                                               2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $     (9,529)     $     (10,862)

Changes in assets and liabilities:
    (Increase) decrease in other assets                          (2,378)               -0-

    Increase (decrease) in trade accounts payable and
     Distributions not claimed by limited partners               (2,647)           (19,523)
                                                           --------------   ---------------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                       (14,554)           (30,385)
                                                           --------------   ---------------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        (14,554)           (30,385)

Cash and cash equivalents at beginning
   of period                                                    273,220            347,989
                                                           --------------   ---------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                      $    258,666      $     317,604
                                                           ==============   ===============

Supplemental disclosures of cash flow information
Cash paid for interest during the three months ended March 31 was $0 in 2001 and $0 in 2000.

See notes to unaudited financial statements.

         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2001

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 2001 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
                  of Operations.
                  --------------

The Registrant's operations resulted in net loss of $ (9,529) during the quarter ended March 31, 2001 compared to a net loss of $(10,862) during the same period of 2000. The primary differences between 2001 and 2000 were:

     o In the first quarter of 2000, there was interest income from the money market account of $2,215 compared to interest income of $1,271 from the money market account in the first quarter of 2001. This decrease in interest income was due to a lower average account balance in the money market during the first quarter of 2001 compared to the first quarter of 2000.

     o Expenses in the first quarter of 2001 attributable to outside services expenses decreased approximately $4,000.

As of May 10, 2001, the Registrant has $259,153 in cash and short-term investments, which is sufficient to meet its needs during the next year.

The Registrant maintains its excess funds in a money market account at Centura Bank. The General Partner believes these accounts are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

                                         CAROLINA INVESTMENT PARTNERS
                                         LIMITED PARTNERSHIP (Registrant)

                                         BY:  WALSMITH ASSOCIATES TWO,
                                              General Partner


                                         By: /s/ Alton L. Smith III
                                            -----------------------
                                         Alton L. Smith III, General Partner
Date:  May 10, 2001.

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

   10.12 Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1998, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended September 30, 1998).


   10.13 Seventh Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of ______, 1998, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant.

   10.14 Eight Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of March 24, 1999 between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant.