Form 10-Q
period 2001-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2001-08-03
CIK 789457

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 ____________________________________________

                                   FORM 10-Q
                 ____________________________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001.

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

Yes    X        No _________
    -------

                                   The Exhibit Index is located on Page 12.

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1.        Financial Information
               ---------------------

          a)   Income Statement

                       STATEMENTS OF INCOME (Unaudited)

                                               Three Months Ended             Six Months Ended
                                                    June 30                       June 30
                                              2001            2000           2001         2000
Interest and other income                   $    874       $   1,573       $   2,245    $   3,963
                                            --------       ---------       ---------    ---------
     Total Income                                874           1,573           2,245        3,963

General and Administrative expenses           10,964          13,957          21,864       27,209
                                            --------       ---------       ---------    ---------


NET LOSS                                    $(10,090)      $ (12,384)      $ (19,619)   $ (23,246)
                                            ========       =========       =========    =========

Allocation of net loss to:
General Partner:
   From other operations                    $     -0-       $     -0-      $      -0-   $      -0-
                                            --------        --------       ---------    ---------
Total to General Partner                          -0-             -0-             -0-          -0-
                                            --------       ---------       ---------    ---------

Limited Partners:
   From other operations                     (10,090)        (12,384)        (19,619)     (23,246)
                                            --------       ---------       ---------    ---------
                                             (10,090)        (12,384)        (19,619)     (23,246)
                                            --------       ---------       ---------    ---------

TOTAL ALLOCATION                            $(10,090)      $ (12,384)      $ (19,619)   $ (23,246)
                                            ========       =========       =========    =========

Net loss per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding):
         From other operations              $  (1.71)      $   (2.10)      $   (3.33)   $   (3.94)
                                            --------                                    ---------
TOTAL PER UNIT                              $  (1.71)      $   (2.10)      $   (3.33)   $   (3.94)
                                            ========       =========       =========    =========
=================================================================================================

See notes to unaudited financial statements.

     b)   Balance Sheets
                                BALANCE SHEETS

                                                       June 30, 2001          December 31, 2000
                                                        (Unaudited)              (Unaudited)
ASSETS
     Cash                                               $   66,751               $   47,456
     Short-term investments                                177,708                  225,763
                                                        ----------               ----------
         CASH AND CASH EQUIVALENTS                         244,459                  273,219

     Land held for investment--Note B                    3,594,592                3,594,592
     Other assets                                            5,568                    3,940
                                                        ----------               ----------
        TOTAL ASSETS                                    $3,844,619               $3,871,751
                                                        ==========               ==========

LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                             $    8,916               $   10,273
     Distribution not claimed by limited partners          115,108                  115,108
     Accounts payable-related party                                                   6,157
                                                        ----------               ----------
       TOTAL LIABILITIES                                $  124,024               $  131,538
                                                        ----------               ----------

PARTNERS' EQUITY

     General partner's equity                           $       -0-              $       -0-
     Limited partners' equity; 5,900 units
        authorized, issued, and outstanding              3,720,595                3,740,213
                                                        ----------               ----------
       TOTAL PARTNERS' EQUITY                           $3,720,595               $3,740,213
                                                        ----------               ----------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                            $3,844,619               $3,871,751
                                                        ==========               ==========

See notes to unaudited financial statements.

     c)        Statements of Changes in Partners' Capital


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                                    Limited           General         Limited
                                  Partnership        Partner's        Partners'
                                     Units            Equity           Equity            Total
                                     -----            ------           ------            -----
Balance at
   January 1, 2001                   5,900          $      -0-       $3,740,214       $3,740,214

Net loss for the
  six months ended
  June 30, 2001                                            -0-          (19,619)         (19,619)
                                  --------          ---------        ----------       ----------

BALANCE AT
JUNE 30, 2001                        5,900          $      -0-       $3,720,595       $3,720,595
                                  ========          =========        ==========       ==========

Balance at
   January 1, 2000                   5,900          $      -0-       $3,787,930       $3,787,930

Net loss for the
  six months ended
  June 30, 2000                                            -0-          (23,246)         (23,246)
                                  --------          ---------        ----------       ----------

BALANCE AT
JUNE 30, 2000                        5,900          $      -0-       $3,764,684       $3,764,684
                                  ========          =========        ==========       ==========

See notes to unaudited financial statements.

               d)     Statements of Changes in Financial Position

                      STATEMENTS OF CASH FLOW (Unaudited)

                                                                        Six Months Ended
                                                                            June 30

                                                                     2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $   (19,619)      $   (23,246)
Changes in assets and liabilities:
    (Increase) decrease in other assets                               (1,628)               -0-
    Increase (decrease) in trade accounts payable
      and distributions not claimed by
      limited partners                                                (7,513)          (27,669)
                                                                 -----------       -----------

     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                            (28,760)          (50,915)
                                                                 -----------       -----------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                             (28,760)          (50,915)

Cash and cash equivalents at beginning
   Of period                                                         273,219           347,989
                                                                 -----------       -----------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                            $   244,459       $   297,074
                                                                 ===========       ===========

Supplemental disclosures of cash flow information
Cash paid for interest during the six months ended
June 30 was $0 in 2001 and $0 in 2000.

See notes to unaudited financial statements.

     e)  Notes to Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 June 30, 2001

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying June 30, 2001 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

In June 1986, the Registrant purchased for approximately $3,080,200 an undeveloped 26.7-acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. The land is carried at the lower of (i) contract cost plus capitalized purchase and closing costs or
(ii) net realizable value.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The Registrant's operations resulted in net loss of $(10,090) during the quarter ended June 30, 2001 compared to a net loss of $(12,384) during the same period of 2000 and a net loss of $(19,619) during the six months ended June 30, 2001 compared to a net loss of $(23,246) during the same period of 2000. The primary differences between 2001 and 2000 were:

     Three Months Ended June 30:
     ---------------------------

     . Expenses attributed to outside services for the three months ended June 30, 2001 were approximately $2,050 less than the three months ended June 30, 2000.

     Six Months Ended June 30:
     -------------------------

     . In the first six months of 2000, there was interest income from the money market account of $3,788 compared to interest income of $1,945 from the money market account in the first six months of 2001. This decrease in interest income was due to a lower average account balance in the money market during the first half of 2001 compared to the first six months of 2000.
     . Expenses attributed to outside services for the first six months of 2001 were approximately $6,114 less than the first six months of 2000.

Changes in the Registrant's financial condition as of June 30, 2001, in comparison to December 31, 2000, are primarily due to:

     . Transfers made from short-term investments to cash accounts in order to reduce accounts payable and accrued liabilities and to pay current expenses.

As of August 10, 2001, the Registrant has $244,459 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

          Exhibit No. 10.10   Fourth Amendment to the Agreement for the Purchase
                              and Sale of Real Estate, dated as of September
                              1996, between Churchill & Banks, Ltd., ADA
                              Corporation of North Carolina, and the Registrant
                              (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report filed on Form 8-K, dated September 25, 1996).

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

    (b)  Reports on Form 8-K.   None
         ---------------------

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

                                             CAROLINA INVESTMENT PARTNERS
                                             LIMITED PARTNERSHIP (Registrant)

                                             BY:  WALSMITH ASSOCIATES TWO,
                                                    General Partner


                                             By: /s/ Alton L. Smith III
                                                -----------------------
                                             Alton L. Smith III, General Partner

Date:  August 10, 2001

                                     INDEX
                                  TO EXHIBITS

Exhibit No.                 Description                               Page
--------------------  ----------------------------------     --------------------
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

                      10.1 to the Registrant's
                      Current Report filed on Form 8-K,
                      dated September 25, 1996).

       10.10          Fourth Amendment to the Agreement
                      for the Purchase and Sale of Real
                      Estate, dated as of September 1996,
                      between Churchill & Banks, Ltd., ADA
                      Corporation of North Carolina, and
                      the Registrant (incorporated by
                      reference to Exhibit 10.2 to the
                      Registrant's Current Report filed on
                      Form 8-K, dated September 25, 1996).

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