Form 10-Q
period 2001-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2001-11-14
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------

                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2001.

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

            a)          Income Statement



                                                  STATEMENTS OF INCOME (Unaudited)

                                                    Three Months Ended                          Nine Months Ended
                                                       September 30                               September 30
                                              ------------------------------------    ----------------------------------------
                                                    2001              2000                  2001                   2000
                                              ----------------   -----------------    -----------------    -------------------
Interest and other income                            $    752          $    2,751           $    2,997            $     6,714
                                              ----------------   -----------------    -----------------    -------------------
     Total Income                                         752               2,751                2,997                  6,714

General and
  Administrative expenses                               8,073               8,167               29,937                 35,376
                                              ----------------   -----------------    -----------------    -------------------

NET LOSS                                           $  (7,321)         $   (5,416)          $  (26,940)           $   (28,662)
                                              ================   =================    =================    ===================

Allocation of net loss to:
General Partner:

   From other operations                              $     0            $      0             $      0              $       0
                                              ----------------   -----------------    -----------------    -------------------
                Total to General Partner                    0                   0                    0                      0
                                              ----------------   -----------------    -----------------    -------------------

Limited Partners:
   From other operations                              (7,321)             (5,416)             (26,940)               (28,662)
                                              ----------------   -----------------    -----------------    -------------------
                                                      (7,321)             (5,416)             (26,940)               (28,662)
                                              ----------------   -----------------    -----------------    -------------------

                TOTAL ALLOCATION                   $  (7,321)         $   (5,416)          $  (26,940)           $   (28,622)
                                              ================   =================    =================    ===================

Net loss limited partnership unit
  (based on 5,900 weighted average limited partnership units outstanding):

         From other operations                     $   (1.24)         $    (0.92)          $    (4.57)           $     (4.86)
                                              ----------------   -----------------    -----------------    -------------------
                TOTAL PER UNIT                     $   (1.24)         $    (0.92)          $    (4.57)           $     (4.86)
                                              ===============   =================    =================    ===================

=============================================================================================================================

See notes to unaudited financial statements.

            b)          Balance Sheets

                                                                       BALANCE SHEETS

                                                                     September 30, 2001
                                                                         (Unaudited)                December 31, 2000
                                                                   ------------------------       ---------------------
ASSETS

     Cash                                                                   $       62,210               $      47,456
     Short-term investments                                                        178,360                     225,763
                                                                   ------------------------       ---------------------
         CASH AND CASH EQUIVALENTS                                                 240,570                     273,219

     Land held for investment--Note B                                            3,594,592                   3,594,592
     Other assets                                                                    4,818                       3,940
                                                                   ------------------------       ---------------------
        TOTAL ASSETS                                                       $     3,839,980              $    3,871,751
                                                                   ========================       =====================


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                                                 $       11,598               $      10,273
     Distributions not claimed by limited partners                                 115,108                     115,108
     Accounts payable-related party                                                      0                       6,157
                                                                   ------------------------       ---------------------
       TOTAL LIABILITIES                                                    $      126,706               $     131,538
                                                                   ------------------------       ---------------------

PARTNERS' EQUITY

     General partner's equity                                                 $          0                 $         0
     Limited partners' equity; 5,900 units
        authorized, issued, and outstanding                                      3,713,274                   3,740,213
                                                                   ------------------------       ---------------------
       TOTAL PARTNERS' EQUITY                                              $     3,713,274              $    3,740,213
                                                                   ------------------------       ---------------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                                               $     3,839,980              $    3,871,751
                                                                   ========================       =====================

See notes to unaudited financial statements.

            c)          Statements of Changes in Partners' Capital

                                                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                                                Limited            General                 Limited
                                              Partnership         Partner's               Partners'
                                                 Units              Equity                  Equity                    Total
                                              ------------     ----------------      -------------------     ----------------------
Balance at
   January 1, 2001                                  5,900             $      0       $       3,740,214             $     3,740,214

Net loss for the
   Nine months ended
   September 30, 2001                                                        0                 (26,940)                   (26,940)
                                              ------------     ----------------      -------------------     ----------------------

BALANCE AT
SEPTEMBER 30, 2001                                  5,900             $      0             $  3,713,274             $    3,713,274
                                              ============     ================      ===================     ======================

Balance at
   January 1, 2000                                  5,900             $      0             $  3,787,930             $    3,787,930

Net loss for the
  Nine months ended
  September 30, 2000                                                         0                 (28,662)                   (28,622)
                                              ------------     ----------------      -------------------     ----------------------

BALANCE AT
SEPTEMBER 30, 2000                                  5,900       $            0             $  3,759,268      $          3,759,268
                                              ============     ================      ===================     ======================

See notes to unaudited financial statements.

                        d)          Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                                                              Nine Months Ended
                                                                                                 September 30
                                                                                  -----------------------------------------
                                                                                           2001                    2000
                                                                                  -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $   (26,940)           $   (28,662)
Changes in assets and liabilities:
    (Increase) decrease in other assets                                                        (878)                      0
    Increase (decrease) in trade accounts payable
           and distributions
           not claimed by limited  partners                                                  (4,831)               (28,786)
                                                                                  -------------------    -------------------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                                                   (32,649)               (57,448)
                                                                                  -------------------    -------------------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                                    (32,649)               (57,448)

Cash and cash equivalents at beginning
   of period                                                                                 273,219                347,989
                                                                                  -------------------    -------------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                                    $   240,570            $   290,451
                                                                                  ===================    ===================

Supplemental disclosures of cash flow information
Cash paid for interest during the nine months ended
September 30 was $0 in 2001 and $0 in 2000.

See notes to unaudited financial statements.

         e) Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 2001

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying September 30, 2001 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
--------------

The Registrant's operations resulted in net loss of $7,321 during the quarter ended September 30, 2001 compared to a net loss of $5,416 during the same period of 2000, and a net loss of $26,940 during the nine months ended September 30, 2001 compared to a net loss of $28,662 during the same period of 2000. The primary differences between 2001 and 2000 were:

         Three months ended September 30:
         --------------------------------

         o Interest and other income earned in the three months ended September 30, 2001 was approximately $2,000 less than the three months ended September 30, 2000 due to a lower amount in cash and investments and fewer fees collected from address changes.

         Nine months ended September 30:
         -------------------------------

         o Interest and other income earned in the nine months ended September 30, 2001 was approximately $3,717 less than the nine months ended September 30, 2000 due to a lower amount in cash and investments and fewer fees collected from address changes.

         o Operating expenses in the nine months ended September 30, 2001 were approximately $5,439 less than the nine months ended September 30, 2000 due to a decrease in general and administrative expenses, specifically fees paid for outside services. There were also slight decreases in accounting fees and printing and mailing expenses.

Changes in the Registrant's financial condition as of September 30, 2001, in comparison to December 31, 2000, are primarily due to:

         o Transfers made from short-term investments to cash accounts in order to reduce accounts payable and accrued liabilities and to pay current expenses.

As of November 10, 2001, the Registrant has $240,570 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

         Exhibit No. 10.10          Fourth Amendment to the Agreement for the
                                    Purchase and Sale of Real Estate, dated as of September, 1996, between Churchill &
                                    Banks, Ltd., ADA Corporation of North
                                    Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report filed on Form
                                    8-K, dated September 25, 1996).

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

                                          CAROLINA INVESTMENT PARTNERS
                                          LIMITED PARTNERSHIP (Registrant)

                                          BY: WALSMITH ASSOCIATES TWO,
                                                General Partner

                                          By: /s/ Alton L. Smith III
                                              ----------------------
                                          Alton L. Smith III, General Partner


Date:  November 10, 2001

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

                               10.10                       Fourth Amendment to the Agreement for the Purchase and Sale
                                                           of Real Estate, dated as of September, 1996, between
                                                           Churchill & Banks, Ltd., ADA Corporation of North Carolina,
                                                           and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report filed on Form 8-K, dated
                                                           September 25, 1996).

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

                               10.14                       Eighth Amendment to the Agreement for the Purchase and Sale Eight
                                                           Amendment to the Agreement for the Purchase and Sale of Real
                                                           Estate, dated as of March 24, 1998 between Wellington Center
                                                           Associates, LLC, ADA Corporation of North Carolina, and the
                                                           Registrant. (incorporated by reference to Exhibit 10.14 to the
                                                           Registrant's Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

                               27                          Financial Data Schedule
