Form 10-K405
period 2001-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2002-03-22
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Market Value of 5,875 Units held by nonaffiliates as of March 14, 2002 was $2,621,000 (based upon the offering price of $1,000 less the amount distributed per Unit).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

5,900 Units outstanding as of March 14, 2002
--------------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 2001.

                           PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
Matters.
-------

         (a) The Registrant has no common stock. There is no established public trading market for the Units.

         (b) The Registrant had 988 Limited Partners holding 5,900 Units as of March 14, 2002. The number of Limited Partners was determined by the Partnership's records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

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

Item 6.  Selected Financial Data.
         -----------------------

                                    2001               2000               1999               1998              1997
                                    ----               ----               ----               ----              ----
Summary of Operations:
  Gain on Sale of Land        $      -0-         $      -0-         $      -0-         $  291,596        $  541,269

  Other Income                     3,555              8,748             17,471            163,090            87,420

  Expenses                        58,319             56,466             57,129             76,565            57,557

  Net Income (Loss)              (54,764)           (47,718)           (39,658)           378,121           571,132

  Net Income (Loss)
  per limited
  partnership unit:
      From gain on sale
      of land                        -0-                -0-                -0-              48.93             90.82
      From other
      operations                   (9.28)             (8.08)             (6.58)             14.52              5.01
                                    ----               ----               ----              -----              ----
      Total per unit               (9.28)             (8.08)             (6.58)             63.45             95.83

  Distribution per unit              -0-                -0-                -0-             220.00               -0-

Selected Balances:
  Cash and Short-Term
  Investments                    213,842            273,220            347,989            413,165         1,002,868

  Land held for
  Investment                   3,594,592          3,594,592          3,594,592          3,594,592         3,850,572

  Total Assets                 3,812,502          3,871,751          3,946,165          4,009,786         4,858,132

  Long term obligations              -0-                -0-                -0-                -0-               -0-

  General Partner's
  equity                             -0-                -0-                -0-                865             5,711

  Limited Partners'
  equity                       3,685,449          3,740,213          3,787,930          3,826,723         4,750,383



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

The Registrant's operations resulted in a net loss of $54,764 during 2001, compared to a net loss of $47,718 during 2000 and a net loss of $39,658 in 1999. The primary differences between 2001 in comparison to 2000 and 1999 were:

         2001 vs. 2000
         -------------

         . Property taxes paid in 2001 totaled $23,045 compared to $13,840 paid in 2000.

         . Interest received by the Registrant from investment in a money market account totaled $3,080 in 2001 compared to $6,798 in 2000 due to higher balances in the account during 2000.


         2001 vs. 1999
         -------------

         . Interest received by the Registrant from investment in a money market account totaled $3,080 in 2001 compared to $10,833 in 1999 due to higher balances in the account during 1999.

         . The Registrant received a property tax refund of $6,113 in 1999. There was no such refund received in 2001.

         . Property taxes paid in 2001 totaled $23,045 compared to $10,196 paid in 1999.

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

As of March 14, 2002, the Registrant has $213,842 in cash and short-term investments, which is sufficient to meet its needs during the next year.

The Registrant maintains its excess funds in money market account at RBC Centura. The General Partner believes the account is an appropriate investment of the Registrant's funds. Until the Martin Parcel is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

Not applicable.


Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

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

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner. The General Partner is Walsmith Associates Two, a North Carolina general partnership. Except as expressly provided in the Partnership Agreement, the General Partner has the power to do any and all things necessary or incident to the conduct of the Registrant's business. The general partners of the General Partner are:

                                                     ------------------------------------------------------------------------
                                                                           Business Experience During
                                                                             Past Five Years, Family
                                                                         Relationships and Directorships
NAME                             AGE                                           in Public Companies
----                             ---                 ------------------------------------------------------------------------
Donald F. Walston                59                  President since 1982, and founder of Howard Perry & Walston Realty,
                                                     Inc., a residential real estate brokerage company located in the
                                                     Research Triangle area of North Carolina.

Alton L. Smith, III              52                  Mr. Smith is an officer and director of Trademark Properties, Inc.
                                                     Mr. Smith is the brother of C. Stephen Smith

C. Stephen Smith                 51                  Mr. Smith is an independent commercial real estate broker. Mr. Smith
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

If any portion of the Registrant's properties is developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 2001.

The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. During the year ended December 31, 2001, the Registrant paid affiliates of the General Partner $315 for writing checks and depositing funds. The Registrant has hired an outside accounting firm for all other record keeping such as securities law filings and maintenance of the partnership database.

The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated no net income for 2001. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Upon the sale of the Martin Parcel the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid no broker listing fees during the year ended December 31, 2001.

No other amounts were paid for services during the year ended December 31, 2001 to the General Partner or any of its partners or employees.

If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         (a) As of March 14, 2002, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 14, 2002:

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


Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

See Item 11 "Executive Compensation."


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

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

         (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 2001.

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

         Exhibit No. 10.11  Fifth Amendment to the Agreement for the Purchase
                            and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to

                            Exhibit 10,3 to the Registrant's Current Report filed on Form 8-K, dated September 25, 1996).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2002.

                                     CAROLINA INVESTMENT PARTNERS

                                     By:  WALSMITH ASSOCIATES TWO,
                                          General Partner

                                     By:  /s/ Alton L. Smith, III
                                         ------------------------
                                     Alton L. Smith, III
                                     General Partner and
                                     Principal Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Capacity                  Date
---------                               --------                  ----

/s/ Donald F. Walston       General Partner of Walsmith           March 14, 2002
------------------------    Associates Two, general partner of
                            the Registrant


/s/ Alton, L. Smith, III    General Partner of Walsmith           March 14, 2002
-----------------------     Associates Two, general partner of
                            the Registrant





Supplemental Information to be Furnished With Reports Filed Pursuant to Section
-------------------------------------------------------------------------------
15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
--------------------------------------------------------------------------------
Section 12 of the Act.
----------------------

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 8 AND 14 (a) (1)

                              FINANCIAL STATEMENTS

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2001

                CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

                             RALEIGH, NORTH CAROLINA

Form 10-K--Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 2001


LIST OF FINANCIAL STATEMENTS

The following financial statements of Carolina Investment Partners, Limited Partnership are included in Item 8:

Independent Auditors Report                                            F-1

Balance Sheets--December 31, 2001 and 2000                             F-2

Statements of Operations--Years Ended
 December 31, 2001, 2000 and 1999                                      F-3

Statements of Changes in Partners' Equity--Years Ended
 December 31, 2001, 2000, and 1999                                     F-4

Statements of Cash Flows--Years Ended December 31, 2001,
 2000, and 1999                                                        F-5

Notes to Financial Statements                                          F-6


Schedules to the financial statements for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable or the required information is included in the financial statements or the notes thereto.

                                INDEX TO EXHIBITS

             Exhibit No.                Description
             ----------                 -----------

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

                10.10               Fourth Amendment to the Agreement
                                    for the Purchase and

                                  Sale of Real Estate, dated as of September, 1997, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to
                                  Exhibit 10.2 to the Registrant's Current
                                  Report filed on Form 8-K, dated September 25,
                                  1997).

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

                      [LETTERHEAD OF LYNCH & HOWARD, P.A.]

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Carolina Investment Partners Limited Partnership
Raleigh, North Carolina


We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 2001 and December 31, 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Lynch & Howard, P.A.

Raleigh, North Carolina
February 28, 2002

                                                                       Exhibit A

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                                 BALANCE SHEETS

                                     ASSETS

                                                               December 31
                                                       -------------------------
                                                           2001           2000
                                                       -----------    ----------

 ASSETS:
    Cash                                               $    64,999   $    47,457
    Short-term investments                                 148,843       225,763
    Land held for investment (Note 4)                    3,594,592     3,594,592
    Accounts receivable - related party                      4,068         3,939
                                                        ----------     ---------

                                                       $ 3,812,502   $ 3,871,751
                                                        ==========     =========

                        LIABILITIES AND PARTNERS' EQUITY

 LIABILITIES:
    Accounts payable - trade                           $    12,093   $    10,273
    Accounts payable - related party                           292         6,158
    Distributions not claimed by limited partners          114,668       115,107
                                                        ----------     ---------

             Total Liabilities                         $   127,053   $   131,538
                                                        ----------     ---------

 PARTNERS' EQUITY:
    General Partner's equity                           $         0   $         0
    Limited partners' equity; 5,900 units
     authorized, issued and outstanding                  3,685,449     3,740,213
                                                        ----------     ---------

             Total Partners' Equity                    $ 3,685,449   $ 3,740,213
                                                        ----------     ---------

                                                       $ 3,812,502   $ 3,871,751
                                                        ==========     =========

 The Notes to Financial Statements are an integral part of this statement.

                                                                      Exhibit B

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                            STATEMENTS OF OPERATIONS

                                                     Year Ended December 31
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
REVENUES:
   Interest and other income                    $   3,555  $   8,748  $  17,471
                                                 --------   --------   --------

OPERATING EXPENSES:
   General and administrative expenses          $  55,161  $  52,151  $  51,314
   Related party expenses                           3,158      4,314      5,815
                                                 --------   --------   --------

        Total Operating Expenses                $  58,319  $  56,465  $  57,129
                                                 --------   --------   --------

NET LOSS                                        $ (54,764) $ (47,717) $ (39,658)
                                                 ========   ========   ========

ALLOCATION OF NET LOSS (Note 2):
   To General Partner                           $       0  $       0  $    (865)
   To limited partners                            (54,764)   (47,717)   (38,793)
                                                 --------   --------   --------

                                                $ (54,764) $ (47,717) $ (39,658)
                                                 ========   ========   ========

NET LOSS PER LIMITED PARTNERSHIP UNIT:
  (Based on 5,900 weighted average limited
  partnership units outstanding during
  each year)
   From other operations                        $   (9.28) $   (8.08) $   (6.58)
                                                 ========   ========   ========

The Notes to Financial Statements are an integral part of this statement.

                                                                       Exhibit C

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                    Limited          General            Limited
                                 Partnership        Partner's          Partners'
                                     Units           Equity             Equity                Total
                                --------------    ------------     ----------------     ----------------
Balance at January 1, 1999              5,900   $         865    $       3,826,723    $       3,827,588

Net loss for 1999                           -            (865)             (38,793)             (39,658)
                                --------------    ------------     ----------------     ----------------

Balance at December 31, 1999            5,900   $           0    $       3,787,930    $       3,787,930

Net loss for 2000                           -               0              (47,717)             (47,717)
                                --------------    ------------     ----------------     ----------------

Balance at December 31, 2000            5,900   $           0    $       3,740,213    $       3,740,213

Net loss for 2001                           -               0              (54,764)             (54,764)
                                --------------    ------------     ----------------     ----------------

Balance at December 31, 2001            5,900   $           0    $       3,685,449    $       3,685,449
                                ==============    ============     ================     ================

The Notes to Financial Statements are an integral part of this statement.

                                                                       Exhibit D

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31
                                                                  ----------------------------------------------------------
                                                                      2001                  2000                  1999
                                                                  --------------       ----------------       --------------
OPERATING ACTIVITIES:
    Net loss                                                    $       (54,764)     $         (47,717)     $       (39,658)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Changes in operating assets and liabilities:
             Accounts receivable - related party                           (129)                  (355)              (1,555)
             Accounts payable - trade                                     1,820                 (2,237)              (2,127)
             Accounts payable - related party                            (5,866)                 3,158                1,361
             Distributions not claimed by limited partners                 (439)               (27,618)             (23,197)
                                                                  --------------       ----------------       --------------

             Net Cash Used In Operating Activities              $       (59,378)     $         (74,769)     $       (65,176)
                                                                  --------------       ----------------       --------------


NET DECREASE IN CASH                                            $       (59,378)     $         (74,769)     $       (65,176)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                                                     273,220                347,989              413,165
                                                                  --------------       ----------------       --------------

CASH AND CASH EQUIVALENTS -
  END OF YEAR                                                   $       213,842      $         273,220      $       347,989
                                                                  ==============       ================       ==============


Supplemental Disclosure of Cash Flows Information:
    Cash and cash equivalents:
        Cash                                                    $        64,999      $          47,457      $        74,024
        Short-term investments                                          148,843                225,763              273,965
                                                                  --------------       ----------------       --------------

                                                                $       213,842      $         273,220      $       347,989
                                                                  ==============       ================       ==============

The Notes to Financial Statements are an integral part of this statement.

                          CAROLINA INVESTMENT PARTNERS
                              LIMITED PARTNERSHIP
                            Raleigh, North Carolina
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2001

(1)    ORGANIZATION AND NATURE OF OPERATIONS

       Carolina Investment Partners Limited Partnership (the "Partnership") was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina General Partnership, is the general partner ("General Partner"). The Partnership has invested in real estate located in Cary, North Carolina.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Statement of Cash Flows

       For the purposes of reporting cash flows, the Partnership considers cash equivalents to be cash on hand, cash in banks, and all highly liquid debt instruments with a maturity of less than three months.

       Land Held for Investment

       Land held for investment is stated at contract cost plus highway interchange construction costs and capitalized appraisal, survey, and closing costs and adjusted for impairments as required by Financial Accounting Standards Board Statement No. 144. Management compares the cost of land held to sales of similar property and obtains an independent appraisal to determine the potential for impairment. There are no material differences between the book and federal tax cost basis of the property.

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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

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

       Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner's capital account balance shall be less than zero. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 2001, 2000 and 1999 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

       Cash and Short-Term Investments

       Cash and short-term investments consisted of cash in banks and money market funds. They are reported at current value.

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

(3)      RELATED PARTY TRANSACTIONS

         The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. There were no land sales during the years ended December 31, 2001, 2000 and 1999; therefore, no broker listing fees were paid.

         The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting and administrative services totaling $158, $1,314 and $2,815 during 2001, 2000 and 1999, respectively. Amounts payable to related parties at December 31, 2001 and 2000 were $292 and $6,158, respectively.

         Accounts receivable - related party included on Exhibit A consists of income taxes paid on behalf of out-of-state partners. This receivable will be offset against the next cash distribution.

(4)      LAND HELD FOR INVESTMENT

         In June 1986, the Partnership purchased for approximately $3,080,200 an undeveloped 26.7 acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. An additional $514,392 was spent for highway interchange construction costs, capitalized appraisal, survey, and closing costs.