Form 10-Q
period 2002-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2002-05-15
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

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

Yes   X   No  ___
     ---

                                        The Exhibit Index is located on Page 12.

                         PART I - FINANCIAL INFORMATION
Item 1.      Financial Information
             ---------------------

         a)  Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                               Three Months Ended
                                    March 31

                                              2002        2001

Interest and other income                  $     554   $     1,371
                                           ----------  -------------
     Total Income                                554         1,371

General and
Administrative expenses                        8,041        10,900
                                           ----------  -------------

NET INCOME (LOSS)                          $  (7,487)  $    (9,529)
                                           ==========  =============

Allocation of net income (loss)
 to:
General Partner:
   From other operations                   $     -0-   $       -0-
                                           ----------  -------------
               Total to General Partner
                                           ----------  -------------

Limited Partners:
   From other operations                      (7,487)       (9,529)
                                           ----------  -------------
                                              (7,487)       (9,529)
                                           ----------  -------------

                       TOTAL ALLOCATION    $  (7,487)  $    (9,529)

Net income (loss) per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding):

         From other operations             $   (1.27)  $     (1.62)
                                           ----------  -------------
                         TOTAL PER UNIT    $   (1.27)  $     (1.62)
                                           ==========  =============

See notes to unaudited financial statements.

         b)       Balance Sheets
                                 BALANCE SHEETS

                                                March 31, 2002  December 31,2001
                                                (Unaudited)     (Unaudited)

ASSETS
     Cash                                         $     67,792      $    64,999
     Short-term investments                            139,172          148,843
                                                  -------------     ------------
         CASH AND CASH EQUIVALENTS                     206,964          213,842

     Land held for investment--Note B                3,594,592        3,594,592
     Other assets                                        4,100            4,068
                                                  -------------     ------------
        TOTAL ASSETS                              $  3,805,656      $ 3,812,502
                                                  =============     ============

LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                       $     12,276      $    12,385
     Distribution not claimed by limited partners      114,668          114,668
     Accounts payable-related party                        750              -0-
                                                  -------------     ------------
       TOTAL LIABILITIES                          $    127,694      $   127,053
                                                  -------------     ------------

PARTNERS' EQUITY

     General partner's equity                     $        -0-      $       -0-
     Limited partners' equity; 5900 units
        authorized, issued, and outstanding          3,677,962        3,685,449
                                                  -------------     ------------
       TOTAL PARTNERS' EQUITY                     $  3,677,962      $ 3,685,449
                                                  -------------     ------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                      $  3,805,656      $ 3,812,502
                                                  =============     ============

See notes to unaudited financial statements.

         c)       Statements of Changes in Partners' Capital


              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                                    Limited               General                Limited
                                 Partnership             Partner's              Partners'
                                    Units                 Equity                 Equity                     Total
                                    -----                 ------                 ------                     -----
Balance at
   January 1, 2002                         5,900              $     -0-     $       3,685,449        $           3,685,449

Net loss for the
  three months ended
  March 31, 2002                                                                       (7,487)                      (7,487)
                              ------------------    -------------------     ---------------------    ---------------------

BALANCE AT
MARCH 31, 2002                             5,900              $     -0-     $       3,677,962        $           3,677,962
                              ==================    ===================     =====================    =====================

Balance at
   January 1, 2001                         5,900              $     -0-     $       3,740,214        $           3,740,214


Net income for the
three months ended
  March 31, 2001                                                                       (9,529)                      (9,529
                              ------------------    -------------------     ---------------------    ---------------------

BALANCE AT
MARCH 31, 2001                             5,900              $     -0-     $       3,730,685        $           3,730,685
                              ==================    ===================     =====================    =====================

See notes to unaudited financial statements.

                  d)       Statements of Changes in Financial Position

                               STATEMENTS OF CASH FLOW (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31

                                                                         2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $     (7,487)      $     (9,529)
Changes in assets and liabilities:
    (Increase) decrease in other assets                                        (32)            (2,378)

    Increase (decrease) in trade accounts payable and
     Distributions not claimed by limited partners                             641             (2,647)

                                                                     -------------     --------------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                                   (6,878)           (14,554)
                                                                     -------------     --------------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                    (6,878)           (14,554)

Cash and cash equivalents at beginning
   of period                                                               213,842            273,220
                                                                     -------------    ---------------
     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                 $    206,964       $    258,666
                                                                     =============    ===============


Supplemental disclosures of cash flow information Cash paid for interest during the three months ended March 31 was $0 in 2002 and $0 in 2001.

See notes to unaudited financial statements.

         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2002

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 2002 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
                  of Operations.
                  --------------

The Registrant's operations resulted in net loss of $(7,487) during the quarter ended March 31, 2002 compared to a net loss of $(9,529) during the same period of 2001. The primary differences between 2002 and 2001 were:

         . In the first quarter of 2001, there was interest income from the money market account of $1,271 compared to interest income of $329 from the money market account in the first quarter of 2002. This decrease in interest income was due to a lower average account balance in the money market during the first quarter of 2002 compared to the first quarter of 2001.

         . Accounting Expenses in the first quarter of 2002 decreased by $3,557 compared to the first quarter of 2001.


As of May 10, 2002, the Registrant has $206,964 in cash and short-term investments, which is sufficient to meet its needs during the next year.

The Registrant maintains its excess funds in a money market account at RBC Centura Bank. The General Partner believes these accounts are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

         Exhibit No. 10.10     Fourth Amendment to the Agreement for the
                               Purchase and Sale of Real Estate, dated as of September , 1996, between Churchill & Banks,
                               Ltd., ADA Corporation of North Carolina, and the
                               Registrant (incorporated by reference to Exhibit
                               10.2 to the Registrant's Current Report filed on Form 8-K, dated September 25, 1996).

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

                                       CAROLINA INVESTMENT PARTNERS
                                       LIMITED PARTNERSHIP (Registrant)

                                       BY:  WALSMITH ASSOCIATES TWO,
                                             General Partner

                                       By: /s/ Alton L. Smith III
                                          -----------------------
                                       Alton L. Smith III, General Partner
Date: May 10, 2002.

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