Form 10-Q
period 2002-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2002-08-14
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ____________________________________________

                                    FORM 10-Q
                  ____________________________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2002.

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

Yes     X    No  _________
     ------

                      The Exhibit Index is located on Page 12.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

     a)  Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                               Three Months Ended             Six Months Ended
                                                    June 30                       June 30

                                                 2002        2001             2002       2001
Interest and other income                  $       412  $         874    $      966  $      2,245
                                           -----------  ---------------------------  ------------
     Total Income                                  412            874           966         2,245

General and Administrative expenses              6,788         10,964        14,829        21,864
                                           -----------  ---------------------------  ------------


NET LOSS                                   $    (6,376) $     (10,090)   $  (13,863) $    (19,619)
                                           ===========  ===========================  ============

Allocation of net loss to:
General Partner:
   From other operations                   $       -0-  $         -0-    $      -0-  $        -0-
                                           -----------  ---------------------------  ------------
               Total to General Partner            -0-            -0-           -0-           -0-
                                           -----------  ---------------------------  ------------

Limited Partners:
   From other operations                        (6,376)       (10,090)      (13,863)      (19,619)
                                           -----------  ---------------------------  ------------
                                                (6,376)       (10,090)      (13,863)      (19,619)
                                           -----------  ---------------------------  ------------

                       TOTAL ALLOCATION    $    (6,376) $     (10,090)   $  (13,863) $    (19,619)
                                           ===========  ===========================  ============

Net loss per limited
partnership unit (based on 5,900
weighted average limited
partnership units outstanding):

         From other operations             $     (1.08) $       (1.71)   $    (2.35) $     (3.33)
                                           -----------  ---------------------------  ------------
                         TOTAL PER UNIT    $     (1.08) $       (1.71)   $    (2.35) $     (3.33)
                                           ===========  ===========================  ============

See notes to unaudited financial statements.

     b) Balance Sheets

                                 BALANCE SHEETS

                                                          June 30, 2002             December 31, 2001
                                                           (Unaudited)                  (Unaudited)
ASSETS
     Cash                                                $         69,865            $         64,999
     Short-term investments                                       124,459                     148,843
                                                        -----------------            -----------------
         CASH AND CASH EQUIVALENTS                                194,324                      13,842

     Land held for investment--Note B                           3,594,592                   3,594,592
     Other assets                                                   5,600                       4,068
                                                        ------------------          ------------------
        TOTAL ASSETS                                     $      3,794,516            $      3,812,502
                                                        ==================          ==================


LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                              $          8,262            $         12,385
     Distribution not claimed by limited partners                 114,668                     114,668

                                                        ------------------          ------------------
       TOTAL LIABILITIES                                 $        122,930            $        127,053
                                                        ------------------          ------------------

PARTNERS' EQUITY

     General partner's equity                            $            -0-            $             -0-
     Limited partners' equity; 5,900 units
        authorized, issued, and outstanding                     3,671,586                   3,685,449
                                                        ------------------          ------------------
       TOTAL PARTNERS' EQUITY                            $      3,671,586            $      3,685,449
                                                        ------------------          ------------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                             $      3,794,516            $      3,812,502
                                                        ==================          ==================

See notes to unaudited financial statements.

     c) Statements of Changes in Partners' Capital

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                                     Limited                General               Limited
                                   Partnership             Partner's              Partners'
                                      Units                 Equity                 Equity                Total
                                      -----                 ------                 ------                -----
Balance at
   January 1, 2002                         5,900       $            -0-       $     3,685,449        $     3,685,449

Net loss for the
  six months ended
  June 30, 2002                                                     -0-               (13,863)               (13,863)
                              -------------------    -------------------     -----------------      -----------------


BALANCE AT
JUNE 30, 2002                              5,900       $            -0-       $     3,671,586        $     3,671,586
                               ==================     =================      =================      =================
Balance at
   January 1, 2001                         5,900       $            -0-       $     3,740,214        $     3,740,214

Net loss for the
  six months ended
  June 30, 2001
                                                                    -0-               (19,619)               (19,619)
                               ------------------     -----------------      -----------------      -----------------
BALANCE AT
JUNE 30, 2001                              5,900       $            -0-       $     3,720,595        $     3,720,595
                               ==================     =================      =================      =================

See notes to unaudited financial statements.

                 d)   Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)


                                                                             Six Months Ended
                                                                                 June 30

                                                                          2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $    (13,863)    $    (19,619)
Changes in assets and liabilities:
    (Increase) decrease in other assets                                    (1,532)          (1,628)
    Increase (decrease) in trade accounts payable
      and distributions not claimed by
      limited partners                                                     (4,123)          (7,513)
                                                                     ------------     ------------

     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                                 (19,518)         (28,760)
                                                                     ------------     ------------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                  (19,518)         (28,760)

Cash and cash equivalents at beginning
   Of period                                                              213,842          273,219
                                                                     ------------     ------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                $    194,324     $    244,459
                                                                     ============     ============

Supplemental disclosures of cash flow information Cash paid for interest during the six months ended June 30 was $0 in 2002 and $0 in 2001.

See notes to unaudited financial statements.

         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2002

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying June 30, 2002 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant's operations resulted in net loss of $(6,376) during the quarter ended June 30, 2002 compared to a net loss of $(10,090) during the same period of 2001 and a net loss of $(13,863) during the six months ended June 30, 2002 compared to a net loss of $(19,619) during the same period of 2001. The primary differences between 2002 and 2001 were:

       Three Months Ended June 30:

       . Expenses attributed to outside services and property taxes for the three months ended June 30, 2001 were approximately $2,300 more than the three months ended June 30, 2002.

       Six Months Ended June 30:

       . In the first six months of 2001, there was interest income from the money market account of $1,945 compared to interest income of $616 from the money market account in the first six months of 2002. This decrease in interest income was due to a lower average account balance in the money market during the first half of 2002 compared to the first six months of 2001.

       . Expenses attributed to outside services and property taxes for the first six months of 2002 were approximately $3,250 less than the first six months of 2001.

Changes in the Registrant's financial condition as of June 30, 2002, in comparison to December 31, 2001, are primarily due to:

       . Transfers made from short-term investments to cash accounts in order to reduce accounts payable and accrued liabilities and to pay current expenses.

As of August 10, 2002, the Registrant has $194,324 in cash and short-term investments, which is sufficient to meet its needs during the next year.

The Registrant maintains its excess funds in a money market account and certificates of deposit at RBC Centura Bank. The General Partner believes these accounts are an appropriate investment of the Registrant's funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

            Exhibit No. 99.1   Certification Pursuant to 18 U.S.C. Section 1350,
                               as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit No. 99.2   Certification pursuant to 18 U.S.C. Section 1350,
                               as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            CAROLINA INVESTMENT PARTNERS
                                            LIMITED PARTNERSHIP (Registrant)

                                            BY:  WALSMITH ASSOCIATES TWO,
                                                 General Partner

                                            By: /s/ Alton L. Smith III
                                                -----------------------
                                            Alton L. Smith III, General Partner
Date:  August 10, 2002

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

                   10.14 Eighth Amendment to the Agreement for the 19 Purchase and Sale of Real Estate, dated as of March 24, 1998 between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

                   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.