Form 10-Q
period 2002-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2002-11-14
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q
                  --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002.

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

Yes       X           No
     -----------         ----------

                                       The Exhibit Index is located on Page 12.


                                   PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------
Item 1.        Financial Information

         a)    Income Statement

                                        STATEMENTS OF INCOME (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                  September 30                    September 30
                                           --------------------------   ------------------------------
                                               2002          2001            2002            2001
                                           -----------  -------------   -------------   --------------
Interest and other income                   $     604    $       752     $     1,570     $      2,997
                                           -----------  -------------   -------------   --------------
     Total Income                                 604            752           1,570            2,997

General and
  Administrative expenses                       6,840          8,073          21,669           29,937
                                           -----------  -------------   -------------   --------------
NET LOSS                                    $  (6,236)   $    (7,321)    $   (20,099)    $    (26,940)
                                           ===========  =============   =============   ==============

Allocation of net loss to:
General Partner:
   From other operations                    $     -0-    $       -0-     $       -0-     $        -0-
                                           -----------  -------------   -------------   --------------
               Total to General Partner           -0-            -0-             -0-              -0-
                                           -----------  -------------   -------------   --------------

Limited Partners:
   From other operations                      (6,236)        (7,321)        (20,099)         (26,940)
                                           -----------  -------------   -------------   --------------
                                              (6,236)        (7,321)        (20,099)         (26,940)
                                           -----------  -------------   -------------   --------------

               TOTAL ALLOCATION             $ (6,236)    $   (7,321)     $  (20,099)     $   (26,940)
                                           ===========  =============   =============   ==============

Net loss
   limited partnership unit
   (based on 5,900 weighted
   average limited partnership
   units outstanding):

         From other operations              $  (1.06)    $    (1.24)     $    (3.41)     $     (4.57)
                                           -----------  -------------   -------------   --------------
                  TOTAL PER UNIT            $  (1.06)    $    (1.24)     $    (3.41)     $     (4.57)
                                           ===========  =============   =============   ==============

======================================================================================================

See notes to unaudited financial statements.


         b)   Balance Sheets
                                               BALANCE SHEETS

                                                             September 30, 2002    December 31, 2001
                                                                (Unaudited)           (Unaudited)
                                                             ------------------    -----------------
ASSETS

     Cash                                                     $        72,445       $       64,999
     Short-term investments                                           124,713              148,843
                                                             ------------------    -----------------
         CASH AND CASH EQUIVALENTS                                    197,158              213,842

     Land held for investment--Note B                               3,594,592            3,594,592
     Other assets                                                       4,850                4,068
                                                             ------------------    -----------------
        TOTAL ASSETS                                          $     3,796,600       $    3,812,502
                                                             ==================    =================

LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
        accrued liabilities                                   $        11,610       $       12,385
     Distributions not claimed by limited                             119,640              114,668
     Partners
                                                             ------------------    -----------------
       TOTAL LIABILITIES                                      $       131,250       $      127,053
                                                             ------------------    -----------------

PARTNERS' EQUITY

     General partner's equity                                 $           -0-       $          -0-
     Limited partners' equity; 5,900 units
        authorized, issued, and outstanding                         3,665,350            3,685,449
                                                             ------------------    -----------------
       TOTAL PARTNERS' EQUITY                                 $     3,665,350       $    3,685,449
                                                             ------------------    -----------------

     TOTAL LIABILITIES
        AND PARTNERS' EQUITY                                  $     3,796,600       $    3,812,502
                                                             ==================    =================

See notes to unaudited financial statements.

        c)    Statements of Changes in Partners' Capital


              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                             Limited      General      Limited
                           Partnership   Partner's    Partners'
                              Units       Equity       Equity         Total
                            ---------   ----------   -----------  --------------
Balance at
   January 1, 2002            5,900      $     -0-   $3,685,449    $  3,685,449

Net loss for the
   Nine months ended
   September 30, 2002                          -0-      (20,099)        (20,099)
                            ---------   ----------   -----------  --------------

BALANCE AT
SEPTEMBER 30, 2002            5,900      $     -0-   $3,665,350    $  3,665,350
                            =========   ==========   ===========  ==============

Balance at
   January 1, 2001            5,900      $     -0-   $3,740,214    $  3,740,214

Net loss for the
  Nine months ended
  September 30, 2001                           -0-      (26,940)        (26,940)
                            ---------   ----------   -----------  --------------

BALANCE AT
SEPTEMBER 30, 2001            5,900     $      -0-   $3,713,274    $  3,713,274
                            =========   ==========   ===========  ==============

See notes to unaudited financial statements.

     d)   Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                                Nine Months Ended
                                                                  September 30
                                                         -----------------------------
                                                               2002           2001
                                                         --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $   (20,099)    $   (26,940)
Changes in assets and liabilities:
    (Increase) decrease in other assets                          (782)           (878)
    Increase (decrease) in trade accounts payable and
       distributions not claimed by limited partners            4,197          (4,831)
                                                         --------------  -------------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                     (16,684)        (32,649)
                                                         --------------  -------------

    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                      (16,684)        (32,649)

Cash and cash equivalents at beginning
   of period                                                  213,842         273,219
                                                         --------------  -------------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                     $   197,158     $   240,570
                                                         ==============  =============

Supplemental disclosures of cash flow information
Cash paid for interest during the nine months ended
September 30 was $0 in 2002 and 2001.

See notes to unaudited financial statements.

         e)       Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 2002

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying September 30, 2002 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The Registrant's operations resulted in net loss of $6,236 during the quarter ended September 30, 2002 compared to a net loss of $7,321 during the same period of 2001, and a net loss of $20,099 during the nine months ended September 30, 2002 compared to a net loss of $26,940 during the same period of 2001. The primary differences between 2001 and 2000 were:

         Three months ended September 30:
         --------------------------------

         o Expenses attributed to outside services for the three months ended September 30, 2002 were approximately $1,600 less than the three months ended September 30, 2001.

         Nine months ended September 30:
         -------------------------------

         o Interest and other income earned in the nine months ended September 30, 2002 was approximately $1,400 less than the nine months ended September 30, 2001 due to a lower average balance in cash and investment accounts.

         o Operating expenses in the nine months ended September 30, 2002 were approximately $8,200 less than the nine months ended September 30, 2001 due to a decrease in general and administrative expenses, specifically fees paid for outside services, property taxes, and accounting and legal fees.

Changes in the Registrant's financial condition as of September 30, 2002, in comparison to December 31, 2001, are primarily due to:

         o Transfers made from short-term investments to cash accounts in order to reduce accounts payable and accrued liabilities and to pay current expenses.

As of November 13, 2002, the Registrant has $197,158 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

Item 3   Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         Not Applicable.

Item 4.  Controls and Procedures
         -----------------------

         An evaluation of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant's management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant, within the 90 days preceding the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, the general partner has concluded that the Registrant's disclosure controls and procedures were effective as of the date of that evaluation.

         There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                                       10


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

                                   CAROLINA INVESTMENT PARTNERS
                                   LIMITED PARTNERSHIP (Registrant)

                                   BY:  WALSMITH ASSOCIATES TWO,
                                          General Partner

                                   By:
                                      -----------------------------------------
                                   Alton L. Smith III, General Partner

Date:  November 13, 2002

                                  CERTIFICATION

I, Alton L. Smith III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carolina Investment Partners Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: November 13, 2002


                               -------------------------------------------------
                               Alton L. Smith III, General Partner of Walsmith Associates Two, General Partner of the Registrant

                                  CERTIFICATION

I, Donald F. Walston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carolina Investment Partners Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: November 13, 2002



                               ----------------------------------------------
                               Donald F. Walston, General Partner of Walsmith Associates Two, General Partner of the Registrant

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

                   10.10                     Fourth Amendment to the Agreement for the Purchase and Sale
                                             of Real Estate, dated as of September 1996, between
                                             Churchill & Banks, Ltd. ADA Corporation of North Carolina,
                                             and the Registrant (incorporated by reference to Exhibit
                                             10.2 to the Registrant's Current Report filed on Form 8-K, dated September 25, 1996).

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