Form 10-K
period 2002-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2003-03-31
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Market Value of 5,875 Units held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,621,000 (based upon the offering price of $1,000 less the amount distributed per Unit).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,900 Units outstanding as of March 28, 2003

This Exhibit Index appears on Page 29.

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

On November 1, 2002, the Registrant entered into a contract of purchase and sale for the sell of approximately two and half (2.5) gross acres of the Martin Parcel for $5.00 per square foot. The contract also contains a one-year option for the buyer to purchase the remainder of the nine-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options will end no later than December 31, 2005. Upon the completion of the sale, the Registrant will pay a broker's commission of two percent (2%) to the Buyer's agent.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 2002.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

     (a) The Registrant has no common stock. There is no established public trading market for the Units.

     (b) The Registrant had 993 Limited Partners holding 5,900 Units as of March 28, 2003. The number of Limited Partners was determined by the Partnership's records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

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

Item 6.  Selected Financial Data.

                                       2002           2001         2000          1999         1998
                                       ----           ----         ----          ----         ----
Summary of Operations:
  Gain on Sale of Land           $       -0-    $       -0-  $       -0-   $       -0-   $ 291,596

  Other Income                        1,719          3,555        8,748        17,471      163,090

  Expenses                           51,676         58,319       56,466        57,129       76,565

  Net Income (Loss)                 (49,957)       (54,764)     (47,718)      (39,658)     378,121

  Net Income (Loss) per
  limited partnership unit:
      From gain on sale
      of land                            -0-            -0-          -0-           -0-       48.93
      From other
      operations                      (8.47)         (9.28)       (8.08)        (6.58)       14.52
                                 ----------     ----------   ----------    ----------   ----------
      Total per unit                  (8.47)         (9.28)       (8.08)        (6.58)       63.45

     Distribution per unit               -0-            -0-          -0-           -0-      220.00

Selected Balances:
  Cash and Short-Term
  Investments                       168,822        213,842      273,220       347,989      413,165

  Land held for
  Investment                      3,594,592      3,594,592    3,594,592     3,594,592    3,594,592

  Total Assets                    3,767,514      3,812,502    3,871,751     3,946,165    4,009,786

  Long term obligations                  -0-            -0-          -0-           -0-          -0-

  General Partner's equity               -0-            -0-          -0-           -0-         865

  Limited Partners' equity        3,635,492      3,685,449    3,740,213     3,787,930    3,826,723


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant's operations resulted in a net loss of $49,957 during 2002, compared to a net loss of $54,764 during 2001 and a net loss of $47,718 in 2000. The primary differences between 2002 in comparison to 2001 and 2000 were:

     2002 vs. 2001
     -------------

     . Accounting and legal fees paid in 2002 totaled $19,580 compared to $21,087 paid in 2001. Also, general and administrative expenses paid in 2002 totaled $25,192 compared to $29,974 paid in 2001.

     . Interest received by the Registrant from investment in a money market account totaled $1,019 in 2002 compared to $3,080 in 2001 due to higher balances in the account during 2001.


     2002 vs. 2000
     -------------

     . Interest received by the Registrant from investment in a money market account totaled $1,019 in 2002 compared to $6,798 in 2000 due to higher balances in the account during 2000.

     . Accounting and legal fees paid in 2002 totaled $19,580 compared to $22,693 paid in 2000.

     . Property taxes paid in 2002 totaled $21,481 compared to $13,840 paid in 2000.

As a result of meetings with representatives of the Town of Cary and the North Carolina Department of Transportation, a new transportation agreement has been entered into with the Town of Cary. This agreement calls for the Town of Cary to complete certain improvements to the adjacent interchange of US 1 and 64 and the Cary Parkway. These changes will, in the opinion of the registrant, enhance the marketability of the property. The changes require payments to be made to the Town upon the extension of building permits of the site. It is the intention of the registrant to pass these fees on to the developers of the property.

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

As of March 14, 2003, the Registrant has $168,822 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner. The General Partner is Walsmith Associates Two, a North Carolina general partnership. Except as expressly provided in the Partnership Agreement, the General Partner has the power to do any and all things necessary or incident to the conduct of the Registrant's business. The general partners of the General Partner are:

                                  ----------------------------------------------
                                            Business Experience During
                                              Past Five Years, Family
                                         Relationships and Directorships
NAME                   AGE                      in Public Companies
----                   ---        ----------------------------------------------
Donald F. Walston      60          President since 1982, and founder of Howard
                                   Perry & Walston Realty, Inc., a residential real estate brokerage company located in the Research Triangle area of North Carolina.

Alton L. Smith, III    53          Mr. Smith is an officer and director of
                                   Trademark Properties, Inc. Mr. Smith is the brother of C. Stephen Smith

C. Stephen Smith       52          Mr. Smith is an independent commercial real
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

If any portion of the Registrant's properties is developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 2002.

The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. The Registrant has hired an outside accounting firm for all other record keeping such as securities law filings and maintenance of the partnership database.

The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated no net income for 2002. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Upon the sale of the Martin Parcel the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid no broker listing fees during the year ended December 31, 2002.

No other amounts were paid for services during the year ended December 31, 2002 to the General Partner or any of its partners or employees.

If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) As of March 28, 2003, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 28, 2003:

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

Item 13.       Certain Relationships and Related Transactions.

See Item 11 "Executive Compensation."

Item 14.       Controls and Procedures

An evaluation of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant's management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant, within the 90 days preceding the filing of this Annual Report on Form 10-K. Based on that evaluation, the general partner has concluded that the Registrant's disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 16.       Principal Accountant Fees and Services.

     The following table presents fees for professional audit services rendered by Lynch & Howard, P.A., for the audit of the Registrant's annual financial statements for 2001 and 2002, and fees billed for tax and other services rendered by Thomas, Judy & Tucker, P.A.

                               2001                      2002

                    -------------------------- -------------------------

   Audit fees       $                    6,200 $                   5,600

                    -------------------------- -------------------------

   Audit related
     fees (1)       $                      -0- $                     -0-

                    -------------------------- -------------------------

   Tax fees (2)     $                    4,850 $                   4,414

                    -------------------------- -------------------------

   All other fees   $                    6,374 $                   4,029

                    -------------------------- -------------------------

     (2) Tax fees consisted primarily of amounts billed for preparation of the annual tax return.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

     (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 2002.

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

           Exhibit No. 10.15  Agreement of Purchase and Sale, dated October 29,
                              2002, between Valterra Holdings, LLC and the
                              Registrant.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

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

Signature                                     Capacity                          Date
---------                                     --------                          ----
/s/ Donald F. Walston               General Partner of Walsmith            March 28, 2003
------------------------------      Associates Two, general partner of
                                    the Registrant


/s/ Alton, L. Smith, III
------------------------------
                                    General Partner of Walsmith            March 28, 2003
                                    Associates Two, general partner of
                                    the Registrant

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.

                                  CERTIFICATION

I, Alton L. Smith III, certify that:

1. I have reviewed this annual report on Form 10-K of Carolina Investment Partners Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: March 28, 2003


                               /s/ Alton L. Smith III
                               -------------------------------------------------
                               Alton L. Smith III, General Partner of Walsmith Associates Two, General Partner of the Registrant

                                  CERTIFICATION

I, Donald F. Walston, certify that:

1. I have reviewed this annual report on Form 10-K of Carolina Investment Partners Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: March 28, 2003


                               /s/ Donald F. Walston
                               -------------------------------------------------
                               Donald F. Walston, General Partner of Walsmith Associates Two, General Partner of the Registrant

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 8 AND 14 (a) (1)

                              FINANCIAL STATEMENTS

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2002

                CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

                             RALEIGH, NORTH CAROLINA

Form 10-K--Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 2002


LIST OF FINANCIAL STATEMENTS

The following financial statements of Carolina Investment Partners, Limited Partnership are included in Item 8:

Independent Auditors Report

Balance Sheets--December 31, 2002 and 2001

Statements of Operations--Years Ended
 December 31, 2002, 2001 and 2000

Statements of Changes in Partners' Equity--Years Ended
 December 31, 2002, 2001, and 2000

Statements of Cash Flows--Years Ended December 31, 2002,
 2001, and 2000

Notes to Financial Statements


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

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Carolina Investment Partners Limited Partnership
Raleigh, North Carolina


We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 2002 and December 31, 2001, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

February 18, 2003
                                       21

                                                                       Exhibit A

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                                 BALANCE SHEETS


                                     ASSETS

                                                             December 31
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------

ASSETS:
   Cash                                              $     70,960   $     64,999
   Short-term investments                                  97,862        148,843
   Land held for investment (Note 4)                    3,594,592      3,594,592
   Accounts receivable - related party                      4,100          4,068
                                                     ------------   ------------

                                                     $  3,767,514   $  3,812,502
                                                     ============   ============


        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Accounts payable - trade                          $     12,381   $     12,093
   Accounts payable - related party                             0            292
   Distributions not claimed by limited partners          119,641        114,668
                                                     ------------   ------------

               Total Liabilities                     $    132,022   $    127,053
                                                     ------------   ------------


PARTNERS' EQUITY:
   General Partner's equity                          $          0   $          0
   Limited partners' equity; 5,900 units
     authorized, issued and outstanding                 3,635,492      3,685,449
                                                     ------------   ------------

               Total Partners' Equity                $  3,635,492   $  3,685,449
                                                     ------------   ------------


                                                     $  3,767,514   $  3,812,502
                                                     ============   ============

The Notes to Financial Statements are an integral part of this statement.

                                                                       Exhibit B

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                            STATEMENTS OF OPERATIONS

                                                                Year Ended December 31
                                                        --------------------------------------
                                                           2002          2001          2000
                                                        ----------    ----------    ----------
REVENUES:
    Interest and other income                           $    1,719    $    3,555    $    8,748
                                                        ----------    ----------    ----------

OPERATING EXPENSES:
    General and administrative expenses                 $   48,676    $   55,161    $   52,151
    Related party expenses                                   3,000         3,158         4,314
                                                        ----------    ----------    ----------

         Total Operating Expenses                       $   51,676    $   58,319    $   56,465
                                                        ----------    ----------    ----------

NET LOSS                                                $  (49,957)   $  (54,764)   $  (47,717)
                                                        ==========    ==========    ==========

ALLOCATION OF NET LOSS (Note 2):
    To General Partner                                  $        0    $        0    $        0
    To limited partners                                    (49,957)      (54,764)      (47,717)
                                                        ----------    ----------    ----------

                                                        $  (49,957)   $  (54,764)   $  (47,717)
                                                        ==========    ==========    ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT:
    (Based on 5,900 weighted average limited
    partnership units outstanding during each year)
       From other operations                            $    (8.47)   $    (9.28)   $    (8.08)
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

                                                                       Exhibit C

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                              Limited             General              Limited
                                            Partnership           Partner's            Partners'
                                               Units               Equity               Equity                 Total
                                            -----------          -----------          -----------           -----------
Balance at January 1, 2000                        5,900          $         0          $ 3,787,930           $ 3,787,930

Net loss for 2000                                     0                    0              (47,717)              (47,717)
                                            -----------          -----------          -----------           -----------

Balance at December 31, 2000                      5,900          $         0          $ 3,740,213           $ 3,740,213

Net loss for 2001                                     0                    0              (54,764)              (54,764)
                                            -----------          -----------          -----------           -----------

Balance at December 31, 2001                      5,900          $         0          $ 3,685,449           $ 3,685,449

Net loss for 2002                                     0                    0              (49,957)              (49,957)
                                            -----------          -----------          -----------           -----------

Balance at December 31, 2002                      5,900          $         0          $ 3,635,492           $ 3,635,492
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

                                                                       Exhibit D

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                            STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31
                                                                       -----------------------------------
                                                                         2002         2001         2000
                                                                       ---------    ---------    ---------
OPERATING ACTIVITIES:
    Net loss                                                           $ (49,957)   $ (54,764)   $ (47,717)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Changes in operating assets and liabilities:
             Accounts receivable - related party                             (32)        (129)        (355)
             Accounts payable - trade                                        288        1,820       (2,237)
             Accounts payable - related party                               (292)      (5,866)       3,158
             Distributions not claimed by limited partners                 4,973         (439)     (27,618)
                                                                       ---------    ---------    ---------

             Net Cash Used In Operating Activities                     $ (45,020)   $ (59,378)   $ (74,769)
                                                                       ---------    ---------    ---------

NET DECREASE IN CASH                                                   $ (45,020)   $ (59,378)   $ (74,769)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                                                      213,842      273,220      347,989
                                                                       ---------    ---------    ---------

CASH AND CASH EQUIVALENTS -
  END OF YEAR                                                          $ 168,822    $ 213,842    $ 273,220
                                                                       =========    =========    =========


Supplemental Disclosure of Cash Flows Information:

    Cash and cash equivalents:
         Cash                                                          $  70,960    $  64,999    $  47,457
         Short-term investments                                           97,862      148,843      225,763
                                                                       ---------    ---------    ---------

                                                                       $ 168,822    $ 213,842    $ 273,220
                                                                       =========    =========    =========

The Notes to Financial Statements are an integral part of this statement.

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

     Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner's capital account balance shall be less than zero. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 2002, 2001 and 2000 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

                          CAROLINA INVESTMENT PARTNERS
                               LIMITED PARTNERSHIP
                             Raleigh, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


(3)  RELATED PARTY TRANSACTIONS

     The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. There were no land sales during the years ended December 31, 2002, 2001 and 2000; therefore, no broker listing fees were paid.

     The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting and administrative services totaling $0, $158 and $1,314 during 2002, 2001 and 2000, respectively. Amounts payable to related parties at December 31, 2002 and 2001 were $0 and $292, respectively.

     Accounts receivable - related party included on Exhibit A consists of income taxes paid on behalf of out-of-state partners. This receivable will be offset against the next cash distribution.

(4)  LAND HELD FOR INVESTMENT

     In June 1986, the Partnership purchased for approximately $3,080,200 an undeveloped 26.7 acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. An additional $514,392 was spent for highway interchange construction costs, capitalized appraisal, survey, and closing costs. Subsequent to the purchase of the land, approximately 1.6 acres was used in the highway interchange and approximately 4.2 acres was designated as a buffer zone.

     In November 2002, the Partnership entered into an agreement to sell approximately 2.5 acres of the Martin Parcel with an option to sell an additional 6.84 acres. The contract contained a provision allowing the buyer to terminate the contract without penalties during a designated due-diligence period. Subsequent to December 31, 2002, the contract was modified and the due-diligence period was extended. As of the date of this report, the property had not been sold and the buyer was still in the due-diligence period.

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

                 10.15 Agreement of Purchase and Sale, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant.

                 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.