Form 10-Q
period 2003-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2003-05-15
CIK 789457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003.

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

Yes   X      No _____
    -----

                                        The Exhibit Index is located on Page 12.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Information

        a)   Income Statement

                        STATEMENTS OF INCOME (Unaudited)

                                                    Three Months Ended
                                                         March 31

                                                 2003               2002
                                           -----------------  -----------------



Interest and other income                  $             271  $             554
                                           -----------------  -----------------
     Total Income                                        271                554

General and
Administrative expenses                                5,690              8,041
                                           -----------------  -----------------

NET INCOME (LOSS)                          $          (5,419) $          (7,487)
                                           =================  =================

Allocation of net income (loss)
 to:
General Partner:
   From other operations                   $             -0-  $             -0-
                                           -----------------  -----------------
               Total to General Partner                  -0-                -0-
                                           -----------------  -----------------

Limited Partners:
   From other operations                              (5,419)            (7,487)
                                           -----------------  -----------------
                                                      (5,419)            (7,487)
                                           -----------------  -----------------

               TOTAL ALLOCATION            $          (5,419) $          (7,487)
                                           =================  =================

Net income (loss) per
limited partnership unit
(based on 5,900 weighted
average limited partnership
units outstanding):

       From other operations               $           (0.92) $           (1.27)
                                           -----------------  -----------------
                   TOTAL PER UNIT          $           (0.92) $           (1.27)
                                           =================  =================

See notes to unaudited financial statements.

        b)   Balance Sheets

                                       BALANCE SHEETS

                                                     March 31, 2003        December 31,2002
                                                     (Unaudited)           (Unaudited)
                                                     ---------------       ----------------
ASSETS
     Cash                                            $        68,471       $         70,960
     Short-term investments                                   95,953                 97,862
                                                     ---------------       ----------------
       CASH AND CASH EQUIVALENTS                             164,424                168,822

     Land held for investment--Note B                      3,594,592              3,594,592
     Other assets                                              6,352                  4,100
                                                     ---------------       ----------------
       TOTAL ASSETS                                  $     3,765,368       $      3,767,514
                                                     ===============       ================

LIABILITIES AND PARTNERS' EQUITY

     Trade accounts payable and other
       accrued liabilities                           $        15,654       $         12,381
     Distribution not claimed by limited partners            119,641                119,641
     Accounts payable-related party                              -0-                    -0-
                                                     ---------------       ----------------
       TOTAL LIABILITIES                             $       135,295          $     132,022
                                                     ---------------       ----------------

PARTNERS' EQUITY

     General partner's equity                        $           -0-      $             -0-
     Limited partners' equity; 5,900 units
       authorized, issued, and outstanding                 3,630,073              3,635,492
                                                     ---------------       ----------------
       TOTAL PARTNERS' EQUITY                        $     3,630,073       $      3,635,492
                                                     ---------------       ----------------

     TOTAL LIABILITIES
       AND PARTNERS' EQUITY                          $     3,765,368       $      3,767,514
                                                     ===============       ================

See notes to unaudited financial statements.

     c)   Statements of Changes in Partners' Capital

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Unaudited)

                                   Limited          General            Limited
                                 Partnership       Partner's          Partners'
                                   Units            Equity             Equity             Total
                              --------------    -------------     ---------------    -------------
Balance at
   January 1, 2003                     5,900        $     -0-     $     3,635,492    $   3,635,492

Net loss for the
   three months ended
   March 31, 2003                                                          (5,419)          (5,419)
                              --------------    -------------     ---------------    -------------
BALANCE AT
MARCH 31, 2003                         5,900        $     -0-     $     3,630,703    $   3,630,073

                              ==============    =============     ===============    =============
Balance at
   January 1, 2002                     5,900        $     -0-     $     3,685,449    $   3,685,449

Net income for the
three months ended
   March 31, 2002                                                          (7,487)          (7,487)
                              --------------    -------------     ---------------    -------------
BALANCE AT
MARCH 31, 2002                         5,900        $     -0-     $     3,677,962    $   3,677,962
                              ==============    =============     ===============    =============

See notes to unaudited financial statements.

     d)   Statements of Changes in Financial Position

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                                       Three Months Ended
                                                                          March 31
                                                                   2003              2002
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $     (5,419)    $     (7,487)
Changes in assets and liabilities:
    (Increase) decrease in other assets                              (2,252)             (32)

    Increase (decrease) in trade accounts payable and
     Distributions not claimed by limited partners                    3,273              641
                                                               ------------     ------------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                            (4,398)          (6,878)
                                                               ------------     ------------
    INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                             (4,398)          (6,878)

Cash and cash equivalents at beginning
   of period                                                        168,822          213,842
                                                               ------------     ------------
    CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                           $    164,424     $    206,964
                                                               ============     ============

Supplemental disclosures of cash flow information Cash paid for interest during the three months ended March 31 was $0 in 2003 and $0 in 2002.

See notes to unaudited financial statements.

     e)   Notes to Financial Statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2003

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the "Registrant"), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the "General Partner").

Basis of Presentation:

The accompanying March 31, 2003 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On November 1, 2002, the Registrant entered into a contract of purchase and sale for the sale of approximately two and half (2.5) gross acres of the Martin Parcel for $5.00 per square foot. The contract also contains a one-year option for the buyer to purchase the remainder of the nine-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options will end no later than December 31, 2005. Upon the completion of the sale, the Registrant will pay a broker's commission of two percent (2%) to the Buyer's agent. As of May 10, 2003, the sale has not been completed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.

The Registrant's operations resulted in net loss of $(5,419) during the quarter ended March 31, 2003 compared to a net loss of $(7,487) during the same period of 2002. The primary differences between 2003 and 2002 were:

     . In the first quarter of 2003, there was interest income from the money market account of $120 compared to interest income of $329 from the money market account in the first quarter of 2002. This decrease in interest income was due to a lower average account balance in the money market during the first quarter of 2003 compared to the first quarter of 2002.

     . Office Expenses in the first quarter of 2003 decreased by $1,382 compared to the first quarter of 2002. This was mostly due to a decrease in expenses related to printing and mailing.

As of May 10, 2003, the Registrant has $164,424 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

     Item 4. Controls and Procedures

     An evaluation of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant's management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant, within the 90 days preceding the filing of the Quarterly Report on Form 10-Q. Based on that evaluation, the general partner has concluded that the Registrant's disclosure controls and procedures were effective as of the date of that evaluation.

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

            Exhibit No. 10.13      Letter Agreement to amend the Agreement for
                                   the Purchase and Sale of Real Estate, dated
                                   December 12, 1997 between Churchill & Banks,
                                   Ltd., ADA Corporation of North Carolina, and
                                   the Registrant (incorporated by reference to
                                   Exhibit 10.13 to the Registrant's Quarterly
                                   Report filed on Form 10-Q for the period
                                   ended March 31, 1998).
            Exhibit No. 10.14      Eighth Amendment to the Agreement for the
                                   Purchase and Sale of Real Estate, dated March
                                   24, 1998 between Churchill & Banks, Ltd., ADA
                                   Corporation of North Carolina, and the
                                   Registrant (incorporated by Reference to
                                   Exhibit 10.14 to the Registrant's Quarterly
                                   Report filed on Form 10-Q for the period
                                   ended March 31, 1998).
            Exhibit No. 10.15      Agreement of Purchase and Sales, dated
                                   October 29, 2002, between Valterra Holdings,
                                   LLC and the Registrant (incorporated by
                                   Reference to Exhibit 10.15 to the
                                   Registrant's Annual Report filed on Form 10-K
                                   for the period ended December 31, 2002).
            Exhibit No. 99.1       Certification pursuant to 18 U.S.C. Section
                                   1350, as adopted pursuant to section 906 of
                                   the Sarbanes-Oxley Act of 2002.
            Exhibit No. 99.2       Certification pursuant to 18 U.S.C. Section
                                   1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

                                           CAROLINA INVESTMENT PARTNERS
                                           LIMITED PARTNERSHIP (Registrant)

                                           BY:  WALSMITH ASSOCIATES TWO,
                                                 General Partner


                                           By: /s/ Alton L. Smith III
                                              -----------------------
                                           Alton L. Smith III, General Partner

Date:  May 10, 2003

                                  CERTIFICATION
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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

         Date: May 10, 2003

                               /s/ Alton L. Smith III
                               -------------------------------------------------
                               Alton L. Smith III, General Partner of Walsmith Associates Two, General Partner of the Registrant

                                  CERTIFICATION
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT 0F 2002

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

         Date: May 10, 2003

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

           10.9 Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant

                         (incorporated Carolina, and the Registrant
                         (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K, dated September 25, 1996).

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

           10.15 Agreement of Purchase and Sale, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant (incorporated by reference to Exhibit
                         10.15 to the Registrant's Annual Report filed on Form 10-K for the period ended December 31,
                         2002).

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.