Form 10-Q
period 2003-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2003-08-13
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 0-15571

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

(Exact name or registrant as specified in its charter)

North Carolina	56-1494619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Blue Ridge Road, Suite 100

Raleigh, North Carolina 27612

(Address of principal executive office)

(Zip Code)

(919) 781-1700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The Exhibit Index is located on Page 12.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information

a)	Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Interest and other income	$325	$412	$596	$966

Total Income	325	412	596	966
General and Administrative expenses	9,993	6,788	15,683	14,829

NET LOSS	$(9,668)	$(6,376)	$(15,087)	$(13,863)

Allocation of net loss to:
General Partner:
From other operations	$-0-	$-0-	$-0-	$-0-

Total to General Partner	-0-	-0-	-0-	-0-

Limited Partners:
From other operations	(9,668)	(6,376)	(15,087)	(13,863)

	(9,668)	(6,376)	(15,087)	(13,863)

TOTAL ALLOCATION	$(9,668)	$(6,376)	$(15,087)	$(13,863)

Net loss per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$(1.64)	$(1.08)	$(2.56)	$(2.35)

TOTAL PER UNIT	$(1.64)	$(1.08)	$(2.56)	$(2.35)

See notes to unaudited financial statements.

b)	Balance Sheets

BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash	$63,184	$70,960
Short-term investments	84,053	97,862

CASH AND CASH EQUIVALENTS	147,237	168,822
Land held for investment—Note B	3,594,592	3,594,592
Other assets	5,602	4,100

TOTAL ASSETS	$3,747,431	$3,767,514

LIABILITIES AND PARTNERS’ EQUITY
Trade accounts payable and other accrued liabilities	$7,385	$12,381
Distribution not claimed by limited partners	119,641	119,641

TOTAL LIABILITIES	$127,026	$132,022

PARTNERS’ EQUITY
General partner’s equity	$-0-	$-0-
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,620,405	3,635,492

TOTAL PARTNERS’ EQUITY	$3,620,405	$3,635,492

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,747,431	$3,767,514

See notes to unaudited financial statements.

c)	Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2003	5,900	$-0-	$3,635,492	$3,635,492
Net loss for the six months ended June 30, 2003		-0-	(15,087)	(15,087)

BALANCE AT JUNE 30, 2003	5,900	$-0-	$3,620,405	$3,620,405

Balance at January 1, 2002	5,900	$-0-	$3,685,449	$3,685,449
Net loss for the six months ended June 30, 2002		-0-	(13,863)	(13,863)

BALANCE AT JUNE 30, 2002	5,900	$-0-	$3,671,586	$3,671,586

See notes to unaudited financial statements.

d)	Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,087)	$(13,863)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,502)	(1,532)
Increase (decrease) in trade accounts payable and Distributions not claimed by limited partners	(4,996)	(4,123)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(21,585)	(19,518)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,585)	(19,518)
Cash and cash equivalents at beginning of period	168,822	213,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,237	$194,324

Supplemental disclosures of cash flow information
Cash paid for interest during the six months ended June 30 was $0 in 2003 and $0 in 2002.

See notes to unaudited financial statements.

e)	Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2003

NOTE A—SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying June 30, 2003 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

NOTE B—LAND HELD FOR INVESTMENT AND RELATED COMMITMENTS AND TRANSACTIONS

In July 1986, the Registrant purchased for $1,223,175 an undeveloped 16.3-acre parcel of land in Cary, North Carolina, known as the Wellington Parcel, from Wellington Park Associates (“WPA”), an affiliate of the General Partner. The land was carried at the lower of (i) contract cost plus capitalized purchase and closing costs or (ii) net realizable value. The contract under which the Registrant purchased the parcel provides that WPA will share with the Registrant in any profits resulting from the sale of the Wellington Parcel.

In June 1986, the Registrant purchased for approximately $3,080,200 an undeveloped 26.7-acre parcel of land in Cary, North Carolina, known as the Martin Parcel, from an affiliate of the General Partner. The land is carried at the lower of (i) contract cost plus capitalized purchase and closing costs or (ii) net realizable value.

In 1996, 1997 and 1998 the Registrant sold the Wellington Parcel to a third party under the terms of an Agreement for the Purchase and Sale of Real Estate, as amended (“the Agreement”), between the Registrant, Wellington Center Associates LLC (successor to Churchill & Banks, Ltd.) (“WCA”), and ADA Corporation of North Carolina (“ADA”), an affiliate of the Registrant’s General Partner. The total sales price for the property sold, a portion of which was owned by ADA, was $3,927,636. This sales price was allocated among the Registrant and ADA based upon acreage sold by each, with $3,730,963 to the Registrant and $196,673 to ADA. As of April 9, 1998, all of the Wellington Parcel was sold.

On November 1, 2002, the Registrant entered into a contract of purchase and sale for approximately two and half (2.5) gross acres of the Martin Parcel for $5.00 per square foot. The contract also contains a one-year option for the buyer to purchase the remainder of the nice-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options will end no later than December 31, 2005. Upon completion of the sale, the Registrant will pay a broker’s commission of two percent (2%) to the Buyer’s agent. As of August 11, 2003, the sale has not been completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net loss of $(9,668) during the quarter ended June 30, 2003 compared to a net loss of $(6,376) during the same period of 2002 and a net loss of $(15,087) during the six months ended June 30, 2003 compared to a net loss of $(13,863) during the same period of 2002. The primary differences between 2003 and 2002 were:

Three Months Ended June 30:

•	Expenses attributed to legal fees and mailing for the three months ended June 30, 2003 were approximately $2,900 more than the three months ended June 30, 2002.

Six Months Ended June 30:

•	In the first six months of 2002, there was interest income from the money market account of $616 compared to interest income of $221 from the money market account in the first six months of 2003. This decrease in interest income was due to a lower average account balance in the money market during the first half of 2003 compared to the first six months of 2002.
•	Expenses attributed to legal fees, printing and mailing, and postage for the first six months of 2003 were approximately $1,700 more than the first six months of 2002.

Changes in the Registrant’s financial condition as of June 30, 2003, in comparison to December 31, 2002, are primarily due to:

•	Transfers made from short-term investments to cash accounts in order to reduce accounts payable and accrued liabilities and to pay current expenses.

As of August 11, 2003, the Registrant has $147,237 in cash and short-term investments, which is sufficient to meet its needs during the next year.

The Registrant maintains its excess funds in a money market account and certificates of deposit at RBC Centura Bank. The General Partner believes these accounts are an appropriate investment of the Registrant’s funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

Cautionary Statement Identifying Important Factors That Could Cause the Registrant’s Actual Results to Differ From Those Projected in Forward Looking Statements.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4	Controls and Procedures

An Evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant, within the 90 days preceding the filing of the Quarterly Report on Form 10-Q. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II

Item 6.	Exhibits and Reports on Form 8-K

(a	)	Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

		Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

		Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.11	Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.12	Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 1997).

Exhibit No. 10.13	Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

Exhibit No.10.14	Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by Reference to Exhibit 10.14 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

Exhibit No. 10.15	Agreement of Purchase and Sales, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant (incorporated by Reference to Exhibit 10.15 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 2002).

Exhibit No. 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP (Registrant)

By:	WALSMITH ASSOCIATES TWO, General Partner

By:	/s/ ALTON L. SMITH III
Alton L. Smith III, General Partner

Date: August 11, 2003