Form 10-Q
period 2003-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2003-11-13
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Information

a)	Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Interest and other income	$200	$604	$796	$1,570

Total Income	200	604	796	1,570

General and Administrative expenses	5,549	6,840	21,232	21,669

NET LOSS	$(5,349)	$(6,236)	$(20,436)	$(20,099)

Allocation of net loss to:
General Partner:
From other operations	$-0-	$-0-	$-0-	$-0-

Total to General Partner	-0-	-0-	-0-	-0-

Limited Partners:
From other operations	(5,349)	(6,236)	(20,436)	(20,099)

	(5,349)	(6,236)	(20,436)	(20,099)

TOTAL ALLOCATION	$(5,349)	$(6,236)	$(20,436)	$(20,099)

Net loss per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$(0.91)	$(1.06)	$(3.46)	$(3.41)

TOTAL PER UNIT	$(0.91)	$(1.06)	$(3.46)	$(3.41)

See notes to unaudited financial statements.

b)	Balance Sheets

BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Cash	$47,279	$70,960
Short-term investments	74,628	97,862

CASH AND CASH EQUIVALENTS	121,907	168,822
Land held for investment—Note B	3,594,592	3,594,592
Other assets	4,852	4,100

TOTAL ASSETS	$3,721,351	$3,767,514

LIABILITIES AND PARTNERS’ EQUITY
Trade accounts payable and other accrued liabilities	$9,252	$12,381
Distributions not claimed by limited Partners	97,043	119,641

TOTAL LIABILITIES	$106,295	$132,022

PARTNERS’ EQUITY
General partner’s equity	$-0-	$-0-
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,615,056	3,635,492

TOTAL PARTNERS’ EQUITY	$3,615,056	$3,635,492

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,721,351	$3,767,514

See notes to unaudited financial statements.

c)	Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2003	5,900	$-0-	$3,635,492	$3,635,492
Net loss for the Nine months ended September 30, 2003		-0-	(20,436)	(20,436)

BALANCE AT SEPTEMBER 30, 2003	5,900	$-0-	$3,615,056	$3,615,056

Balance at January 1, 2002	5,900	$-0-	$3,685,449	$3,685,449
Net loss for the Nine months ended September 30, 2002		-0-	(20,099)	(20,099)

BALANCE AT SEPTEMBER 30, 2002	5,900	$-0-	$3,665,350	$3,665,350

See notes to unaudited financial statements.

d)	Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,436)	$(20,099)
Changes in assets and liabilities:
(Increase) decrease in other assets	(752)	(782)
Increase (decrease) in trade accounts payable and distributions not claimed by limited partners	(25,727)	4,197

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(46,915)	(16,684)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,915)	(16,684)
Cash and cash equivalents at beginning of period	168,822	213,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,907	$197,158

Supplemental disclosures of cash flow information

Cash paid for interest during the nine months ended September 30 was $0 in 2003 and 2002.

See notes to unaudited financial statements.

e)	Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2003

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying September 30, 2003 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On November 1, 2002, the Registrant entered into a contract of purchase and sale for approximately two and half (2.5) gross acres of the Martin Parcel for $5.00 per square foot. The contract also contains a one-year option for the buyer to purchase the remainder of the nine-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options will end no later than December 31, 2005. Upon completion of the sale, the Registrant will pay a broker’s commission of two percent (2%) to the Buyer’s agent. As of November 13, 2003, the sale has not been completed and the buyer has not extended the options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net loss of $5,349 during the quarter ended September 30, 2003 compared to a net loss of $6,236 during the same period of 2002, and a net loss of $20,436 during the nine months ended September 30, 2003 compared to a net loss of $20,099 during the same period of 2002. The primary differences between 2003 and 2002 were:

Three months ended September 30:

•	Expenses attributed to legal services for the three months ended September 30, 2002 were approximately $700 less than the three months ended September 30, 2003.

Nine months ended September 30:

•	Interest and other income earned in the nine months ended September 30, 2003 was approximately $800 less than the nine months ended September 30, 2002 due to a lower average balance in cash and investment accounts.

•	Operating expenses in the nine months ended September 30, 2003 were approximately $436 less than the nine months ended September 30, 2002 due to a decrease in general and administrative expenses, specifically fees paid for legal services.

Changes in the Registrant’s financial condition as of September 30, 2003, in comparison to December 31, 2002, are primarily due to:

•	Transfers made from short-term investments to cash accounts in order to reduce accounts payable and accrued liabilities and to pay current expenses.

•	Payments made to partners for distributions payable from prior years.

As of November 13, 2003, the Registrant has $121,907 in cash and short-term investments, which is sufficient to meet its needs during the next year.

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

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (September 30, 2003), in ensuring that material information relating to the Registrant required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Registrant’s internal controls over financial reporting during the Registrant’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II

Item 6.	Exhibits and Reports on Form 8-K

(a	)	Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

		Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s current report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.11	Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.12	Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 1997).

Exhibit No. 10.13	Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

Exhibit No. 10.14	Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

Exhibit No. 10.15	Agreement of Purchase and Sales, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant (incorporated by Reference to Exhibit 10.15 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 2002.

Exhibit No. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP (Registrant)

BY:	WALSMITH ASSOCIATES TWO, General Partner

By:	/s/ Alton L. Smith III
Alton L. Smith III, General Partner

Date: November 13, 2003