Form 10-K
period 2003-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2004-03-30
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transaction period from              to

Commission File Number 0-15571

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina	56-1494619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 100, 4000 Blue Ridge Road
Raleigh, North Carolina	27612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (919) 781-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: 5,900 Units of Limited Partnership Interests.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Market Value of 5,875 Units held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,621,000 (based upon the offering price of $1,000 less the amount distributed per Unit).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,900 Units outstanding as of March 29, 2004

This Exhibit Index appears on Page 11.

PART I

Item 1. Business.

Carolina Investment Partners, Limited Partnership (the “Registrant”) is a limited partnership organized in 1985 under the North Carolina Uniform Limited Partnership Act. The Registrant was formed for the purpose of investing in certain unimproved real properties located in Cary, North Carolina. The Registrant acquired these properties, commonly known as the Martin Parcel and the Wellington Parcel, in 1986. See “Properties.” The Registrant has the option to develop the Martin Parcel for office and institutional uses or hold it for resale. The only option for the Wellington Parcel was to hold it for resale. At this time the Registrant is not developing the Martin Parcel and is attempting to sell it. However, the Registrant will consider its options with respect to development of the Martin Parcel and is formulating a plan for development of the Martin Parcel. As of April 9, 1998 all of the Wellington Parcel was sold.

On November 1, 2002, the Registrant entered into a contract of purchase and sale for the sell of approximately two and half (2.5) gross acres of the Martin Parcel for $5.00 per square foot. The contract also contains a one-year option for the buyer to purchase the remainder of the nine-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options will end no later than December 31, 2005. Upon the completion of the sale, the Registrant will pay a broker’s commission of two percent (2%) to the Buyer’s agent. As of March 29, 2004, the sale has not been completed and the buyer has not extended the options.

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

Upon the sale of the Martin Parcel, the General Partner is entitled to a broker-listing fee under some circumstances. See Item 11 “Executive Compensation.” In addition to the broker-listing fee, in the event the parcel is sold by a broker unaffiliated with the General Partner, the Registrant may pay the unaffiliated broker a 2.5% broker-referral fee.

Item 3. Legal Proceedings.

No material legal proceedings are pending against the Registrant or its properties.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a) The Registrant has no common stock. There is no established public trading market for the Units.

(b) The Registrant had 994 Limited Partners holding 5,900 Units as of March 29, 2004. The number of Limited Partners was determined by the Partnership’s records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

(c) Until the Limited Partners have received distributions of cash from the Registrant of an aggregate amount equal to 100% of the Capital Contributions of the Limited Partners, plus an additional return equivalent to 10% per annum simple interest on their “Unreturned Capital Contributions”, the Limited Partners will receive at least 99% of all distributions of cash, which will be distributed and allocated among them in the ratio which the number of Units owned by each of them bears to the total number of Units outstanding. Thereafter, the Registrant’s distributions will be allocated 90% to the Limited Partners and 10% to the General Partner. “Unreturned Capital Contribution” means the Capital Contribution of a Limited Partner less any distributions of cash made by the Registrant to such Limited Partner.

Item 6. Selected Financial Data.

	2003	2002	2001	2000	1999
Summary of Operations:
Gain on Sale of Land	$-0-	$-0-	$-0-	$-0-	$-0-
Other Income	1,885	1,719	3,555	8,748	17,471
Expenses	52,977	51,676	58,319	56,466	57,129
Net Loss	(51,092)	(49,957)	(54,764)	(47,718)	(39,658)
Net Loss per limited partnership unit:
From gain on sale of land	-0-	-0-	-0-	-0-	-0-
From other operations	(8.66)	(8.47)	(9.28)	(8.08)	(6.58)

Total per unit	(8.66)	(8.47)	(9.28)	(8.08)	(6.58)
Distribution per unit	-0-	-0-	-0-	-0-	-0-
Selected Balances:
Cash and Short-Term Investments	95,214	168,822	213,842	273,220	347,989
Land held for Investment	3,594,592	3,594,592	3,594,592	3,594,592	3,594,592
Total Assets	3,694,070	3,767,514	3,812,502	3,871,751	3,946,165
Long term obligations	-0-	-0-	-0-	-0-	-0-
General Partner’s equity	-0-	-0-	-0-	-0-	-0-
Limited Partners’ equity	3,584,400	3,635,492	3,685,449	3,740,213	3,787,930

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in a net loss of $51,092 during 2003, compared to a net loss of $49,957 during 2002 and a net loss of $54,764 in 2001. The primary differences between 2003 in comparison to 2002 and 2001 were:

2003 vs. 2002

•	Accounting and legal fees paid in 2003 totaled $18,837 compared to $19,580 paid in 2002. Also, office expense paid in 2003 totaled $8,624 compared to $6,904 paid in 2002.

•	Interest received by the Registrant from investment in a money market account totaled $363 in 2003 compared to $1,019 in 2002 due to higher balances in the account during 2002.

2003 vs. 2001

•	Interest received by the Registrant from investment in a money market account totaled $363 in 2003 compared to $3,080 in 2001 due to higher balances in the account during 2001.

•	Accounting and legal fees paid in 2003 totaled $18,837 compared to $21,087 paid in 2001.

•	General and administrative expenses paid in 2003 totaled $25,516 compared to $29,974 paid in 2001.

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

Development of real property in the Research Triangle Area is highly competitive. Factors which affect competition include price, financing terms, economics, location, social and demographic conditions in the surrounding areas, roads, sewers, utilities and other items of infrastructure, zoning and similar governmental regulations which affect the cost of development and the uses of the property. Many of these factors are beyond the control of the Registrant. These competitive conditions may affect the Registrant’s ability to locate purchasers for, or develop the property at prices acceptable to the Registrant. The Registrant believes, however, that the proximity of the property to the full access highway interchange and overpass which connects the Cary Parkway and U.S. Highway 1 and 64 (the “Interchange”) enhances their marketability and minimizes the effects of competition.

As of March 29, 2004, the Registrant has $95,214 in cash and short-term investments. The cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future. As described above, the Registrant has a contract to sell 2.5 acres. The Registrant believes that the closing of this contract would provide to the Registrant approximately $525,000 after estimated closing costs. If the closing does not occur before before the assessment becomes due, or does not close at all, the Registrant believes that it will be successful in borrowing funds to finance the assessment and the Registrant’s current operations. There can be no assurances that the Registrant will be able to obtain such financing or, if so, upon what terms the Registrant will be able to obtain such financing.

The Registrant maintains its excess funds in money market account at RBC Centura. The General Partner believes the account is an appropriate investment of the Registrant’s funds. Until the Martin Parcel is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Registrant does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Registrant’s cash is held in checking accounts or highly liquid investments with original maturities of three months or less.

Item 8. Financial Statements and Supplementary Data.

Registrant’s financial statements are included elsewhere herein. See “List of Financial Statements.”

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant, within the 90 days preceding the filing of this Annual Report on Form 10-K. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the annual period covered by this report (December 31, 2003), in ensuring that material information relating to the Registrant required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Registrant’s internal controls over financial reporting during the Registrant’s most recently completed fiscal quarter that materially affected, or are reasonable likely to materially affect, the Registrant’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner. The General Partner is Walsmith Associates Two, a North Carolina general partnership. Except as expressly provided in the Partnership Agreement, the General Partner has the power to do any and all things necessary or incident to the conduct of the Registrant’s business. The general partners of the General Partner are:

NAME	AGE	Business Experience During Past Five Years, Family Relationships and Directorships in Public Companies
Donald F. Walston	61	President since 1982, and founder of Howard Perry & Walston Realty, Inc., a residential real estate brokerage company located in the Research Triangle area of North Carolina.

Alton L. Smith, III	54	Mr. Smith is an officer and director of Trademark Properties, Inc. Mr. Smith is the brother of C. Stephen Smith

C. Stephen Smith	53	Mr. Smith is an independent commercial real estate broker. Mr. Smith is the brother of Alton L. Smith, III

To the knowledge of the Registrant, no person is the beneficial owner of more than 590 units, 10% of the outstanding Units.

Item 11. Executive Compensation.

The Agreement of Limited Partnership of the Registrant (the “Partnership Agreement”) governs the amount of compensation payable to Walsmith Associates, Two, the General Partner of the Registrant.

Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee.

If any portion of the Registrant’s properties is developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 2003.

The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. The Registrant has hired an outside accounting firm for all other record keeping such as securities law filings and maintenance of the partnership database.

The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated no net income for 2003. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Upon the sale of the Martin Parcel the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2½%) percent broker-reallowance fee. The Registrant paid no broker listing fees during the year ended December 31, 2003.

No other amounts were paid for services during the year ended December 31, 2003 to the General Partner or any of its partners or employees.

If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 2003.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) As of March 29, 2004, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 29, 2004:

Title	Name & Address	Amount and Nature	Percent of Class
Limited Partnership Unit	Alton L. Smith III 4000 Blue Ridge Road, Suite 100	25 units (1)	*
Raleigh, NC 27612

*	Indicates less than 1%.
(1)	Held in trust for Mr. Smith’s children. Mr. Smith serves as trustee of the trust.

(b) As a limited partnership, the Registrant has no officers and directors, although Alton L. Smith, III, a general partner of the General Partner, serves the Registrant in the role of its principal financial “officer”. The General Partner has contributed $1,000 to the Registrant’s capital account; however, this contribution is not treated as the equivalent of a Unit of limited partnership interest. The General Partner’s contribution constitutes less than 1% of the total capital contributed to the Registrant. Messrs. Walston, Smith and Smith are general partners of the General Partner. Alton L. Smith III beneficially owns 25 units through a trust, for which he serves as trustee. Neither Mr. Walston nor Mr. C. Stephen Smith beneficially owns any units of the Registrant.

Item 13. Certain Relationships and Related Transactions.

See Item 11 “Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Lynch & Howard, P.A., for the audit of the Registrant’s annual financial statements for 2002 and 2003, and fees billed for tax and other services rendered by Thomas, Judy & Tucker, P.A.

	2002	2003
Audit fees	$5,600	$6,700

Audit related fees (1)	$-0-	$-0-

Tax fees (2)	$4,414	$2,000

All other fees	$4,029	$4,701

(2)	Tax fees consisted primarily of amounts billed for preparation of the annual tax return.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	List of Financial Statements:

See “List of Financial Statements.”

(2)	List of Financial Statement Schedules: All schedules are omitted as they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibit Index. All exhibits are incorporated by reference.

(b)	No Current Report on Form 8-K was filed during the quarter ended December 31, 2003.

(c)	The following exhibits have been filed by the Registrant with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (File Number 0-15571) and are incorporated herein by reference:

Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.11

Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the

Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.12	Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended September 30, 1997).

Exhibit No. 10.13	Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

Exhibit No. 10.14	Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

Exhibit No. 10.15	Agreement of Purchase and Sale, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant.

Exhibit No. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(d)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements attached hereto or notes thereto.

ANNUAL REPORT ON FORM 10-K

ITEMS 8 AND 14 (a) (1)

FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2003

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

RALEIGH, NORTH CAROLINA

Form 10-K - Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 2003

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

INDEPENDENT AUDITOR’S REPORT

To the Partners

Carolina Investment Partners Limited Partnership

Raleigh, North Carolina

We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 2003 and December 31, 2002, and the related statements of operations, changes in partners’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lynch & Howard, P.A.

Raleigh, North Carolina

February 20, 2004

Exhibit A

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

BALANCE SHEETS

ASSETS
	December 31
	2003	2002
ASSETS:
Cash	$60,018	$70,960
Short-term investments	35,195	97,862
Land held for investment (Note 5)	3,594,592	3,594,592
Accounts receivable - related party	4,102	4,100
Prepaid expense	162	0

	$3,694,069	$3,767,514

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES:
Accounts payable - trade	$12,626	$12,381
Distributions not claimed by limited partners	97,043	119,641

Total Liabilities	$109,669	$132,022

PARTNERS’ EQUITY:
General Partner’s equity	$0	$0
Limited partners’ equity; 5,900 units authorized, issued and outstanding	3,584,400	3,635,492

Total Partners’ Equity	$3,584,400	$3,635,492

	$3,694,069	$3,767,514

The Notes to Financial Statements are an integral part of this statement.

Exhibit B

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
REVENUES:
Interest and other income	$1,885	$1,719	$3,555

OPERATING EXPENSES:
General and administrative expenses	$49,977	$48,676	$55,161
Related party expenses (Note 4)	3,000	3,000	3,158

Total Operating Expenses	$52,977	$51,676	$58,319

NET LOSS	$(51,092)	$(49,957)	$(54,764)

ALLOCATION OF NET LOSS (Note 3):
To General Partner	$0	$0	$0
To limited partners	(51,092)	(49,957)	(54,764)

	$(51,092)	$(49,957)	$(54,764)

NET LOSS PER LIMITED PARTNERSHIP UNIT:
(Based on 5,900 weighted average limited partnership units outstanding during each year)
From other operations	$(8.66)	$(8.47)	$(9.28)

The Notes to Financial Statements are an integral part of this statement.

Exhibit C

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2001	5,900	$0	$3,740,213	$3,740,213
Net loss for 2001	0	0	(54,764)	(54,764)

Balance at December 31, 2001	5,900	$0	$3,685,449	$3,685,449
Net loss for 2002	0	0	(49,957)	(49,957)

Balance at December 31, 2002	5,900	$0	$3,635,492	$3,635,492
Net loss for 2003	0	0	(51,092)	(51,092)

Balance at December 31, 2003	5,900	$0	$3,584,400	$3,584,400

The Notes to Financial Statements are an integral part of this statement.

Exhibit D

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(51,092)	$(49,957)	$(54,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable - related party	(2)	(32)	(129)
Prepaid expense	(162)	0	0
Accounts payable - trade	245	288	1,820
Accounts payable - related party	0	(292)	(5,866)
Distributions not claimed by limited partners	(22,598)	4,973	(439)

Net Cash Used In Operating Activities	$(73,609)	$(45,020)	$(59,378)

NET DECREASE IN CASH	$(73,609)	$(45,020)	$(59,378)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	168,822	213,842	273,220

CASH AND CASH EQUIVALENTS - END OF YEAR	$95,213	$168,822	$213,842

Supplemental Disclosure of Cash Flows Information:

Cash and cash equivalents:
Cash	$60,018	$70,960	$64,999
Short-term investments	35,195	97,862	148,843

	$95,213	$168,822	$213,842

The Notes to Financial Statements are an integral part of this statement.

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

(1)	ORGANIZATION AND NATURE OF OPERATIONS

Carolina Investment Partners Limited Partnership (the “Partnership”) was organized in 1985 to invest in real property, which it will sell, or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina General Partnership, is the general partner (“General Partner”). The Partnership has invested in real estate located in Cary, North Carolina.

(2)	BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Partnership as a going concern. The Partnership reported losses of $51,092, $49,957 and $54,764 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the company reported cash and short-term investments of $95,213 and land held for investment of $3,594,592. The Partnership reported liabilities of $109,669 and total partners’ equity of $3,584,400 as of December 31, 2003. As reported in Exhibit A, the land held for investment is owned without any mortgages, notes, liens or liabilities. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations.

The Partnership has entered into an agreement with the Town of Cary to improve an interchange to provide better access to the property (the “Transportation Agreement”). The cost of these improvements will be $160,500 and will be due upon issuance of the Certificate of Approved Traffic Analysis, which is issued upon the site plan approval from the Town of Cary. Management believes this amount will be due in the near future.

As described in Note 5, the Partnership has a contract to sell 2.5 acres at $5.00 per square foot plus $10,000 per acre for the buyer’s portion of the Transportation Agreement. Management believes that closing of this contract would provide the Partnership approximately $525,000 after estimated closing costs and expenses.

If the contract on the 2.5 acres does not close before the assessment is due or does not close at all, management believes it will be successful in borrowing funds from a bank to finance the assessment and current operations of the Partnership. Management believes these actions will provide the financial resources for the Partnership to continue as a going concern.

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

No provision has been made for income taxes since income or loss is includable in the partners’ returns as they report to tax authorities in their respective capacities as partners.

Management’s Use of Estimates

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

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allocation of Net Income or Net Loss - Continued

Thereafter, the net income is allocated 10% to the General Partner and 90% to the limited partners.

Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner’s capital account balance shall be less than zero. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 2003, 2002 and 2001 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. There were no land sales during the years ended December 31, 2003, 2002 and 2001; therefore, no broker listing fees were paid.

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

(4)	RELATED PARTY TRANSACTIONS - Continued

The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. In addition, affiliates of the General Partner performed Partnership accounting, SEC reporting and administrative services totaling $0, $0 and $158 during 2003, 2002 and 2001, respectively. Amounts payable to related parties at December 31, 2003 and 2002 were $0 and $0, respectively.

Accounts receivable - related party included on Exhibit A consists of income taxes paid on behalf of out-of-state partners. This receivable will be offset against the next cash distribution.

(5)	LAND HELD FOR INVESTMENT

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

CAROLINA INVESTMENT PARTNERS

By:	WALSMITH ASSOCIATES TWO,
General Partner

By:	/s/ Alton L. Smith, III
Alton L. Smith, III
General Partner and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Donald F. Walston	General Partner of Walsmith Associates Two, general partner of the Registrant	March 29, 2004

/s/ Alton, L. Smith, III	General Partner of Walsmith Associates Two, general partner of the Registrant	March 29, 2004

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.