Form 10-Q
period 2004-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2004-05-13
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Item 1. Financial Information

a) Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2004	2003
Interest and other income	$185	$271

Total Income	185	271

General and Administrative expenses	5,849	5,690

NET INCOME (LOSS)	$(5,664)	$(5,419)

Allocation of net income (loss) to:
General Partner:
From other operations	$-0-	$-0-

Total to General Partner	-0-	-0-

Limited Partners:
From other operations	(5,664)	(5,419)

	(5,664)	(5,419)

TOTAL ALLOCATION	$(5,664)	$(5,419)

Net income (loss) per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$(0.96)	$(0.92)

TOTAL PER UNIT	$(0.96)	$(0.92)

See notes to unaudited financial statements.

b) Balance Sheets

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Unaudited)
ASSETS
Cash	$54,699	$60,018
Short-term investments	35,201	35,195

CASH AND CASH EQUIVALENTS	89,900	95,213

Land held for investment—Note B	3,594,592	3,594,592
Other assets	6,354	4,264

TOTAL ASSETS	$3,690,846	$3,694,069

LIABILITIES AND PARTNERS’ EQUITY

Trade accounts payable and other accrued liabilities	$15,067	$12,626
Distribution not claimed by limited partners	97,043	97,043
Accounts payable-related party	-0-	-0-

TOTAL LIABILITIES	$112,110	$109,669

PARTNERS’ EQUITY
General partner’s equity	$-0-	$-0-
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,578,736	3,584,400

TOTAL PARTNERS’ EQUITY	$3,578,736	$3,584,400

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,690,846	$3,694,069

See notes to unaudited financial statements.

c) Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2004	5,900	$-0-	$3,584,400	$3,584,400

Net loss for the three months ended March 31, 2004			(5,664)	(5,664)

BALANCE AT MARCH 31, 2004	5,900	$-0-	$3,578,736	$3,578,736

Balance at January 1, 2003	5,900	$-0-	$3,635,492	$3,635,492

Net income for the three months ended March 31, 2003			(5,419)	(5,419)

BALANCE AT MARCH 31, 2003	5,900	$-0-	$3,630,703	$3,630,703

See notes to unaudited financial statements.

d) Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,664)	$(5,419)
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,090)	(2,252)

Increase (decrease) in trade accounts payable and Distributions not claimed by limited partners	2,441	3,273

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(5,313)	(4,398)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,313)	(4,398)

Cash and cash equivalents at beginning of period	95,213	168,822

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,900	$164,424

Supplemental disclosures of cash flow information

Cash paid for interest during the three months ended March 31 was $0 in 2004 and $0 in 2003.

See notes to unaudited financial statements.

e) Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2004

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying March 31, 2004 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On November 1, 2002, the Registrant entered into a contract for the sale of approximately two and half (2.5) gross acres of the Martin Parcel for $5.00 per square foot. The contract also contains a one-year option for the buyer to purchase the remainder of the nine-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options will end no later than December 31, 2005. Upon the completion of the sale, the Registrant will pay a broker’s commission of two percent (2%) to the Buyer’s agent. As of May 13, 2004, the sale has not been completed and the buyer has not extended the options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net loss of $5,664 during the quarter ended March 31, 2004 compared to a net loss of $5,419 during the same period of 2003. The primary differences between 2004 and 2003 were:

•	In the first quarter of 2004, there was interest income from the money market account of $35 compared to interest income of $120 from the money market account in the first quarter of 2003. This decrease in interest income was due to a lower average account balance in the money market during the first quarter of 2004 compared to the first quarter of 2003.

•	General and Administrative Expenses in the first quarter of 2004 increased by $600 compared to the first quarter of 2003. This was due to an increase in expenses related to outside services.

As of May 13, 2004, the Registrant has $89,900 in cash and short-term investments. Cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future. As described above, the Registrant has a contract to sell 2.5 acres. The Registrant believes that the closing of this contract would provide to the Registrant approximately $525,000 after estimated closing costs. If the closing does not occur before the assessment becomes due, or does not close at all, the Registrant believes that it will be successful in borrowing funds to finance the assessment and the Registrant’s current operations. There can be no assurances that the Registrant will be able to obtain such financing or, if so, upon what terms the Registrant will be able to obtain such financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (March 31, 2004), in ensuring that material information relating to the Registrant’s required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Registrant’s internal controls over financial reporting during the Registrant’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II

Item 6. Exhibits and Reports on Form 8-K

(a	)	Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

		Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

		Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

		Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September , 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.11	Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.12	Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 1997).

		Exhibit No. 10.13	Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

		Exhibit No. 10.14	Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by Reference to Exhibit 10.14 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

		Exhibit No. 10.15	Agreement of Purchase and Sales, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant (incorporated by Reference to Exhibit 10.15 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 2002).

		Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP (Registrant)

BY:	WALSMITH ASSOCIATES TWO,
General Partner

By:	/s/ Alton L. Smith III
Alton L. Smith III, General Partner

Date: May 13, 2004