Form 10-Q
period 2004-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2004-11-15
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Item 1. Financial Information

a) Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest and other income	$195	$200	$586	$796

Total Income	195	200	586	796

General and Administrative expenses	14,527	5,549	30,731	21,232

NET LOSS	$(14,332)	$(5,349)	$(30,145)	$(20,436)

Allocation of net loss to:
General Partner:

From other operations	$-0-	$-0-	$-0-	$-0-

Total to General Partner	-0-	-0-	-0-	-0-

Limited Partners:
From other operations	(14,332)	(5,349)	(30,145)	(20,436)

	(14,332)	(5,349)	(30,145)	(20,436)

TOTAL ALLOCATION	$(14,332)	$(5,349)	$(30,145)	$(20,436)

Net loss per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$(2.43)	$(0.91)	$(5.11)	$(3.46)

TOTAL PER UNIT	$(2.43)	$(0.91)	$(5.11)	$(3.46)

See notes to unaudited financial statements.

b) Balance Sheets

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash	$36,505	$60,018
Short-term investments	20,252	35,195

CASH AND CASH EQUIVALENTS	56,757	95,213

Land held for investment—Note B	3,594,592	3,594,592
Other assets	4,854	4,264

TOTAL ASSETS	$3,656,203	$3,694,069

LIABILITIES AND PARTNERS’ EQUITY

Trade accounts payable and other accrued liabilities	$9,305	$12,626
Distributions not claimed by limited Partners	92,643	97,043

TOTAL LIABILITIES	$101,948	$109,669

PARTNERS’ EQUITY

General partner’s equity	$-0-	$-0-
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,554,255	3,584,400

TOTAL PARTNERS’ EQUITY	$3,554,255	$3,584,400

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,656,203	$3,694,069

See notes to unaudited financial statements.

c) Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2004	5,900	$-0-	$3,584,400	$3,584,400
Net loss for the Nine months ended September 30, 2004		-0-	(30,145)	(30,145)

BALANCE AT SEPTEMBER 30, 2004	5,900	$-0-	$3,554,255	$3,554,255

Balance at January 1, 2003	5,900	$-0-	$3,635,492	$3,635,492
Net loss for the Nine months ended September 30, 2003		-0-	(20,436)	(20,436)

BALANCE AT SEPTEMBER 30, 2003	5,900	$-0-	$3,615,056	$3,615,056

See notes to unaudited financial statements.

d) Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,145)	$(20,436)
Changes in assets and liabilities:
(Increase) decrease in other assets	(590)	(752)
Increase (decrease) in trade accounts payable and distributions not claimed by limited partners	(7,721)	(25,727)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(38,456)	(46,915)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,456)	(46,915)

Cash and cash equivalents at beginning of period	95,213	168,822

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,757	$121,907

Supplemental disclosures of cash flow information

Cash paid for interest during the nine months ended

September 30 was $0 in 2004 and 2003.

See notes to unaudited financial statements.

e) Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2004

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying September 30, 2004 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On November 1, 2002, the Registrant entered into a contract for the sale of approximately two and half (2.5) gross acres of the Martin Parcel for $5.00 per square foot. The contract also contains a one-year option for the buyer to purchase the remainder of the nine-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options will end no later than December 31, 2005. Upon completion of the sale, the Registrant will pay a broker’s commission of two percent (2%) to the Buyer’s agent. As of November 11, 2004, the sale has not been completed and the buyer has not extended the options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net loss of $14,332 during the quarter ended September 30, 2004 compared to a net loss of $5,349 during the same period of 2003, and a net loss of $30,145 during the nine months ended September 30, 2004 compared to a net loss of $20,436 during the same period of 2003. The primary differences between 2004 and 2003 were:

Three months ended September 30:

•	Expenses attributed to outside services for the three months ended September 30, 2004 were approximately $4,837 more than the three months ended September 30, 2003.

•	Expenses attributed to legal and accounting fees for the three months ended September 30, 2004 were approximately $4,066 more than the three months ended September 30, 2003.

Nine months ended September 30:

•	Expenses attributed to outside services for the nine months ended September 30, 2004 were approximately $5,437 more than the nine months ended September 30, 2003.

•	Expenses attributed to legal and accounting fees for the nine months ended September 30, 2004 were approximately $4,665 more than the nine months ended September 30, 2003.

Changes in the Registrant’s financial condition as of September 30, 2004, in comparison to December 31, 2003, are primarily due to:

•	Transfers made from short-term investments to cash accounts in order to reduce accounts payable and accrued liabilities and to pay current expenses.

•	Payments made to partners for distributions payable from prior years.

As of November 11, 2004, the Registrant has $56,757 in cash and short-term investments. Cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes this amount will be due in the near future. As described above, the Registrant has a contract to sell 2.5 acres. The Registrant believes that the closing of this contract would provide the Registrant approximately $525,000 after estimated closing costs. If the closing does not occur before the assessment becomes due, or does not close at all, the Registrant believes that it will be successful in borrowing funds to finance the assessment and the Registrant’s current operations. There can be no assurances that the Registrant will be able to obtain such financing or, if so, upon what terms the Registrant will be able to obtain such financing.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (September 30, 2004), in ensuring that material information relating to the Registrant’s required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 11, 2004