Form 10-K
period 2004-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2005-03-31
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒ .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,900 Units outstanding as of March 31, 2005.

The Exhibit Index appears on Page 11.

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

On November 1, 2002, the Registrant entered into a contract of purchase and sale for the sell of approximately two and half (2.5) gross acres of the Martin Parcel for $5.00 per square foot. The contract also contains a one-year option for the buyer to purchase the remainder of the nine-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options will end no later than December 31, 2005. Upon the completion of the sale, the Registrant will pay a broker’s commission of two percent (2%) to the Buyer’s agent. As of March 31, 2005, the sale has not been completed and the buyer has not extended the options.

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

No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a) The Registrant has no common stock. There is no established public trading market for the Units.

(b) The Registrant had 994 Limited Partners holding 5,900 Units as of March 31, 2005. The number of Limited Partners was determined by the Partnership’s records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

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

Item 6.	Selected Financial Data.

	2004	2003	2002	2001	2000
Summary of Operations:
Gain on Sale of Land	$-0-	$-0-	$-0-	$-0-	$-0-
Other Income	872	1,885	1,719	3,555	8,748
Expenses	72,961	52,977	51,676	58,319	56,466
Net Loss	(72,089)	(51,092)	(49,957)	(54,764)	(47,718)
Net Loss per limited partnership unit:
From gain on sale of land	-0-	-0-	-0-	-0-	-0-
From other operations	(12.37)	(8.66)	(8.47)	(9.28)	(8.08)

Total per unit	(12.37)	(8.66)	(8.47)	(9.28)	(8.08)
Distribution per unit	-0-	-0-	-0-	-0-	-0-

Selected Balances:
Cash and Short-Term Investments	4,559	95,214	168,822	213,842	273,220
Land held for Investment	3,594,592	3,594,592	3,594,592	3,594,592	3,594,592
Total Assets	3,603,255	3,694,070	3,767,514	3,812,502	3,871,751
Long term obligations	-0-	-0-	-0-	-0-	-0-
General Partner’s equity	-0-	-0-	-0-	-0-	-0-
Limited Partners’ equity	3,512,311	3,584,400	3,635,492	3,685,449	3,740,213

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in a net loss of $72,089 during 2004, compared to a net loss of $51,092 during 2003 and a net loss of $49,957 in 2002. The primary differences between 2004 in comparison to 2003 and 2002 were:

2004 vs. 2003

•	Accounting and legal fees paid in 2004 totaled $29,809 compared to $18,837 paid in 2003. Also, general and administrative expenses paid in 2004 totaled $35,762 compared to $25,516 paid in 2003.

•	Interest received by the Registrant from investment in a money market account totaled $106 in 2004 compared to $363 in 2003 due to higher balances in the account during 2003.

2004 vs. 2002

•	Accounting and legal fees paid in 2004 totaled $29,809 compared to $19,580 paid in 2002. Also, general and administrative expenses paid in 2004 totaled $35,762 compared to $25,192 paid in 2002.

•	Interest received by the Registrant from investment in a money market account totaled $106 in 2004 compared to $1,019 in 2002 due to higher balances in the account during 2002.

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

As of March 31, 2005, the Registrant has $4,559 in cash and short-term investments. The cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future. As described above, the Registrant has a contract to sell 2.5 acres. The Registrant believes that the closing of this contract would provide to the Registrant approximately $525,000 after estimated closing costs. If the closing does not occur before the assessment becomes due, or does not close at all, the Registrant believes that it will be successful in borrowing funds to finance the assessment and the Registrant’s current operations. There can be no assurances that the Registrant will be able to obtain such financing or, if so, upon what terms the Registrant will be able to obtain such financing.

The Registrant maintains its excess funds in a money market account at RBC Centura. The General Partner believes the account is an appropriate investment of the Registrant’s funds. Until the Martin Parcel is sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

RECENT DEVELOPMENTS

During the 4th quarter of 2004 and since December 31, 2004, the Registrant has obtained loans from Alton L. Smith, III, and C. Stephen Smith, each of whom is a general partner of the General Partner, for $10,423 and $1,158, respectively, to finance the Registrant’s current operating expenses. These loans, which are payable upon demand, accrue interest monthly at the prime interest rate. The Registrant anticipates that the loans will be repaid upon the sale of 2.5 acres, as describe above.

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

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant, within the 90 days preceding the filing of this Annual Report on Form 10-K. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the annual period covered by this report (December 31, 2004), in ensuring that material information relating to the Registrant required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Registrant’s internal controls over financial reporting during the Registrant’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

NAME	AGE	Business Experience During Past Five Years, Family Relationships and Directorships in Public Companies
Donald F. Walston	62	President since 1982, and founder of Howard Perry & Walston Realty, Inc., a residential real estate brokerage company located in the Research Triangle area of North Carolina.

Alton L. Smith, III	55	Mr. Smith is an officer and director of Trademark Properties, Inc. Mr. Smith is the brother of C. Stephen Smith

C. Stephen Smith	54	Mr. Smith is an independent commercial real estate broker. Mr. Smith is the brother of Alton L. Smith, III

To the knowledge of the Registrant, no person is the beneficial owner of more than 590 units, 10% of the outstanding Units.

Item 11.	Executive Compensation.

The Agreement of Limited Partnership of the Registrant (the “Partnership Agreement”) governs the amount of compensation payable to Walsmith Associates, Two, the General Partner of the Registrant.

Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee.

If any portion of the Registrant’s properties is developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 2004.

The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. The Registrant has hired an outside accounting firm for all other record keeping such as securities law filings and maintenance of the partnership database.

The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated no net income for 2004. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Upon the sale of the Martin Parcel the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2½%) percent broker-reallowance fee. The Registrant paid no broker listing fees during the year ended December 31, 2004.

No other amounts were paid for services during the year ended December 31, 2004 to the General Partner or any of its partners or employees.

If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 2004.

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

(a) As of March 31, 2005, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of March 31, 2005:

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

See Item 11 “Executive Compensation.”

During the 4th quarter of 2004 and since December 31, 2004, the Registrant has obtained loans from Alton L. Smith, III, and C. Stephen Smith, each of whom is a general partner of the General Partner, for $10,423 and $1,158, respectively, to finance the Registrant’s current operating expenses. These loans, which are payable upon demand, accrue interest monthly at the prime interest rate. The Registrant anticipates that the loans will be repaid upon the sale of 2.5 acres, as describe above.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Lynch & Howard, P.A., for the audit of the Registrant’s annual financial statements for 2003 and 2004, fees billed for tax and other services rendered by Thomas, Judy & Tucker, P.A., and general accounting services rendered by Mary Ann Orr.

	2003	2004
Audit fees	$6,700	$6,550
Audit related fees (1)	$-0-	$-0-
Tax fees (2)	$2,000	$1,500
All other fees	$4,701	$7,548

(2)	Tax fees consisted primarily of amounts billed for preparation of the annual tax return.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	List of Financial Statements:
See “List of Financial Statements.”

(2)	List of Financial Statement Schedules: All schedules are omitted as they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibit Index. All exhibits are incorporated by reference.

(b)	No Current Report on Form 8-K was filed during the quarter ended December 31, 2004.

(c)	The following exhibits have been filed by the Registrant with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (File Number 0-15571) and are incorporated herein by reference:

Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

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

ANNUAL REPORT ON FORM 10-K

ITEMS 8 AND 14 (a) (1)

FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2004

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

RALEIGH, NORTH CAROLINA

Form 10-K—Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Carolina Investment Partners Limited Partnership

Raleigh, North Carolina

We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 2004 and December 31, 2003, and the related statements of operations, changes in partners’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ LYNCH & HOWARD, P.A.
Raleigh, North Carolina

March 17, 2005

Exhibit A

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

BALANCE SHEETS

	December 31
	2004	2003
ASSETS

ASSETS:
Cash	$4,297	$60,018
Short-term investments	262	35,195
Land held for investment (Note 5)	3,594,592	3,594,592
Accounts receivable - related party	4,104	4,102
Prepaid expense	—	162

	$3,603,255	$3,694,069

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES:
Accounts payable - trade	$13,245	$12,626
Accounts payable - related party	10,423
Distributions not claimed by limited partners	67,276	97,043

Total Liabilities	$90,944	$109,669

PARTNERS’ EQUITY:
General Partner’s equity	$—	$—
Limited partners’ equity; 5,900 units authorized, issued and outstanding	3,512,311	3,584,400

Total Partners’ Equity	$3,512,311	$3,584,400

	$3,603,255	$3,694,069

The Notes to Financial Statements are an integral part of this statement.

Exhibit B

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
REVENUES:
Interest and other income	$872	$1,885	$1,719

OPERATING EXPENSES:
General and administrative expenses	$69,961	$49,977	$48,676
Related party expenses (Note 4)	3,000	3,000	3,000

Total Operating Expenses	$72,961	$52,977	$51,676

NET LOSS	$(72,089)	$(51,092)	$(49,957)

ALLOCATION OF NET LOSS (Note 3):
To General Partner	$—	$—	$—
To limited partners	(72,089)	(51,092)	(49,957)

	$(72,089)	$(51,092)	$(49,957)

NET LOSS PER LIMITED PARTNERSHIP UNIT:
(Based on 5,900 weighted average limited partnership units outstanding during each year) From other operations	$(12)	$(9)	$(8)

The Notes to Financial Statements are an integral part of this statement.

Exhibit C

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2002	5,900	$—	$3,685,449	$3,685,449
Net loss for 2002	—	—	(49,957)	(49,957)

Balance at December 31, 2002	5,900	$—	$3,635,492	$3,635,492
Net loss for 2003	—	—	(51,092)	(51,092)

Balance at December 31, 2003	5,900	$—	$3,584,400	$3,584,400
Net loss for 2004	—	—	(72,089)	(72,089)

Balance at December 31, 2004	5,900	$—	$3,512,311	$3,512,311

The Notes to Financial Statements are an integral part of this statement.

Exhibit D

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(72,089)	$(51,092)	$(49,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable - related party	(2)	(2)	(32)
Prepaid expense	162	(162)	—
Accounts payable - trade	619	245	288
Accounts payable - related party	10,423	—	(292)
Distributions not claimed by limited partners	(29,767)	(22,598)	4,973

Net Cash Used In Operating Activities	$(90,654)	$(73,609)	$(45,020)

NET DECREASE IN CASH	$(90,654)	$(73,609)	$(45,020)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	95,213	168,822	213,842

CASH AND CASH EQUIVALENTS - END OF YEAR	$4,559	$95,213	$168,822

Supplemental Disclosure of Cash Flows Information:

Cash and cash equivalents:
Cash	$4,297	$60,018	$70,960
Short-term investments	262	35,195	97,862

	$4,559	$95,213	$168,822

The Notes to Financial Statements are an integral part of this statement.

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

(1)	ORGANIZATION AND NATURE OF OPERATIONS

Carolina Investment Partners Limited Partnership (the “Partnership”) was organized in 1985 to invest in real property, which it will sell, or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina General Partnership, is the general partner (“General Partner”). The Partnership has invested in real estate located in Gary, North Carolina.

(2)	BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Partnership as a going concern. The Partnership reported losses of $72,089, $51,092 and $49,957 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the company reported cash and short-term investments of $4,559 and land held for investment of $3,594,592. The Partnership reported liabilities of $90,944 and total partners’ equity of $3,512,311 as of December 31, 2004. As reported in Exhibit A, the land held for investment is owned without any mortgages, notes, liens or liabilities. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations.

The Partnership has entered into an agreement with the Town of Cary to improve the interchange to provide better access to the property (the “Transportation Agreement”). The cost of these improvements will be $160,500 and will be due upon issuance of the Certificate of Approved Traffic Analysis, which is issued upon the site plan approval from the Town of Cary. Management believes this amount will be due in the near future and will be paid by the developer of the property.

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

December 31, 2004

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

Concentrations of Credit Risk

The Partnership may, from time to time, maintain cash deposits in banks in excess of the federally insured amounts.

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

December 31, 2004

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allocation of Net Income or Net Loss - Continued

Thereafter, the net income is allocated 10% to the General Partner and 90% to the limited partners.

Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner’s capital account balance shall be less than zero. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 2004, 2003 and 2002 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

The Partnership Agreement allows the General Partner to receive a broker listing fee of 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. There were no land sales during the years ended December 31, 2004, 2003 and 2002; therefore, no broker listing fees were paid.

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

(4)	RELATED PARTY TRANSACTIONS - Continued

The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. Amounts payable to related parties at December 31, 2004 and 2003 were $10,423 and $0, respectively.

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

In November 2002, the Partnership entered into an agreement to sell approximately 2.5 acres of the Martin Parcel with an option to sell an additional 6.84 acres. An earnest money deposit was made in the form of a letter of credit listing the seller as the beneficiary and is held in escrow by the seller’s agent until the sale is closed. In the event that the contract is breached by the buyer, the earnest money deposit shall be forfeited to the seller. The contract contained a provision allowing the buyer to terminate the contract without penalties during a designated due-diligence period. As of the date of this report, the property had not been sold and the due-diligence period has expired.

(6)	SUBSEQUENT EVENTS

On March 11, 2005 approximately 2 acres that was originally deeded to the North Carolina Department of Transportation for highway improvements was deeded back to the Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

CAROLINA INVESTMENT PARTNERS

By:	WALSMITH ASSOCIATES TWO, General Partner

By:	/s/ ALTON L. SMITH, III
Alton L. Smith, III
General Partner and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DONALD F. WALSTON	General Partner of Walsmith Associates Two, general partner of the Registrant	March 31, 2005

/s/ ALTON, L. SMITH, III	General Partner of Walsmith Associates Two, general partner of the Registrant	March 31, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.