Form 10-Q
period 2005-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2005-08-15
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Item 1. Financial Information

a) Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest and other income	$350	$206	$571	$391
Gain from Land Acquisition	-0-	-0-	390,109	-0-

Total Income	350	206	390,680	391

General and Administrative expenses	11,651	10,355	16,129	16,204

NET INCOME (LOSS)	$(11,301)	$(10,149)	$374,551	$(15,813)

Allocation of net income (loss) to:
General Partner:
From gain on land acquisition	$-0-	$-0-	$3,901	$-0-
From other operations	(113)	-0-	(156)	-0-

Total to General Partner	(113)	-0-	3,745	-0-

Limited Partners:
From gain on land acquisition	-0-	-0-	386,208	-0-
From other operations	(11,188)	(10,149)	(15,402)	(15,813)

	(11,188)	(10,149)	370,806	(15,813)

TOTAL ALLOCATION	$(11,301)	$(10,149)	$374,551	$(15,813)

Net income (loss) per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From gain on land acquisition	$-0-	$-0-	$65.46	$-0-
From other operations	(1.89)	(1.72)	(2.61)	(2.68)

TOTAL PER UNIT	$(1.89)	$(1.72)	$62.85	$(2.68)

See notes to unaudited financial statements.

b) Balance Sheets

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
ASSETS
Cash	$5,049	$4,297
Short-term investments	-0-	262

CASH AND CASH EQUIVALENTS	5,049	4,559

Land held for investment—Note B	3,984,700	3,594,592
Other assets	4,120	4,104

TOTAL ASSETS	$3,993,869	$3,603,255

LIABILITIES AND PARTNERS’ EQUITY

Trade accounts payable and other accrued liabilities	$9,577	$13,245
Distribution not claimed by limited partners	65,956	67,276
Accounts payable – related party	1,500
Accrued interest – related party	393
Notes payable – related party	29,581	10,423

TOTAL LIABILITIES	$107,007	$90,944

PARTNERS’ EQUITY

General partner’s equity	$3,745	$-0-
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,883,117	3,512,311

TOTAL PARTNERS’ EQUITY	$3,886,862	$3,512,311

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,993,869	$3,603,255

See notes to unaudited financial statements.

c) Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2005	5,900	$-0-	$3,512,311	$3,512,311

Net income for the six months ended June 30, 2005		3,745	370,806	374,551

BALANCE AT JUNE 30, 2005	5,900	$3,745	$3,883,117	$3,886,862

Balance at January 1, 2004	5,900	$-0-	$3,584,400	$3,584,400

Net loss for the six months ended June 30, 2004		-0-	(15,813)	(15,813)

BALANCE AT JUNE 30, 2004	5,900	$-0-	$3,568,587	$3,568,587

See notes to unaudited financial statements.

d) Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$374,551	$(15,813)
Changes in assets and liabilities:
Gain on Land Acquisition	(390,109)	-0-
(Increase) decrease in other assets	(16)	(1,340)

Increase (decrease) in trade accounts payable and Distributions not claimed by limited partners	(4,988)	(2,687)

Increase (decrease) in trade accounts payable – related party	1,500	-0-
Increase (decrease) in accrued interest – related party	393	-0-

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(18,669)	(19,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	19,159	-0-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	19,159	-0-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	490	(19,840)

Cash and cash equivalents at beginning of period	4,559	95,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,049	$75,373

Supplemental disclosures of cash flow information
Cash paid for interest during the six months ended June 30 was $0 in 2005 and $0 in 2004.

See notes to unaudited financial statements.

e) Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2005

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying June 30, 2005 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On January 25, 2005, under the terms of a quitclaim deed, the Registrant received an undeveloped 1.99 acres tract of land in Cary, North Carolina from the North Carolina Department of Transportation (NCDOT) as part of the settlement of the right of way claim with the Registrant. This parcel of land is adjacent to the Martin Parcel described above. The NCDOT originally acquired this parcel of land from the Registrant on July 19, 1986 during the highway right of way acquisition for State Highway Project 8.1401501, the improvement of US1, in Wake County. It was determined by the NCDOT that the 1.99 acres of land was no longer needed for highway purposes and was deemed to be surplus. The Registrant requested that the NCDOT quitclaim the 1.99 acre parcel of land being a portion of the above-mentioned acquisition. The land is carried at fair market value as of the date of the quitclaim deed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net loss of $11,301 during the quarter ended June 30, 2005 compared to a net loss of $10,149 during the same period of 2004 and net income of $374,551 during the six months ended June 30, 2005 compared to a net loss of $15,813 during the same period of 2004. The primary differences between 2005 and 2004 were:

Three Months Ended June 30:

•	Expenses attributable to accounting and legal fees for the three months ended June 30, 2005 were approximately $615 more than the three months ended June 30, 2004.

Six Months Ended June 30:

•	During 2005, the Registrant received 1.99 acres as described above with a fair market value of $390,080. This amount was recorded as other income.

Changes in the Registrant’s financial condition as of June 30, 2005, in comparison to December 31, 2004, are primarily due to:

•	The receipt of 1.99 acres with a fair market value of $390,080 and the loan of approximately $19,158 to the Registrant by its general partners.

As of June 30, 2005, the Registrant had $5,049 in cash. Cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future and will be paid by the developer of the land. Since the Registrant is not developing the land, they are not obligated to pay for these improvements at this time. As described above, the Registrant has a contract to sell 2.5 acres. The Registrant believes that the closing of this contract would provide the Registrant approximately $360,000 after estimated closing costs and development participation. If the closing does not occur before the assessment becomes due, or does not close at all, the Registrant believes that it will be successful in borrowing funds to finance the assessment and the Registrant’s current operations.

Since December 31, 2004, the Registrant has obtained loans from Alton L. Smith, III and C. Stephen Smith, each of who is a general partner of the General Partner, in the amount of $29,581 to finance the Registrant’s current operating expenses. These loans, which are payable upon demand, accrue interest monthly at the prime interest rate. Accrued interest as of June 30, 2005 is $393. The Registrant anticipates that these loans and accrued interest will be repaid upon the sale of 2.5 acres, as described above. There can be no assurances that the Registrant will be able to obtain additional financing or, if so, upon what terms the Registrant will be able to obtain such financing.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (June 30, 2005), in ensuring that the material information relating to the Registrant’s required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Registrant’s internal controls over financial reporting during the Registrant’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

	Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

	Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.11	Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.12	Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 1997).

	Exhibit No. 10.13	Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

	Exhibit No. 10.14	Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

	Exhibit No. 10.15	Agreement of Purchase and Sales, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant (incorporated by Reference to Exhibit 10.15 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 2002).

	Exhibit No. 10.16	Quitclaim Deed, dated January 25, 2005, between the North Carolina Department of Transportation and the Registrant (incorporated by Reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 2005).

	Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA INVESTMENT PARTNERS
LIMITED PARTNERSHIP (Registrant)

BY:	WALSMITH ASSOCIATES TWO,
General Partner

By:	/s/ Alton L. Smith III
Alton L. Smith III, General Partner

Date: August 15, 2005