Form 10-Q/A
period 2005-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2005-09-06
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

a) Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2005	2004
Interest and other income	$221	$185
Gain from Land Acquisition	390,109	-0-

Total Income	390,330	185
General and
Administrative expenses	4,478	5,849

NET INCOME (LOSS)	$385,852	$(5,664)

Allocation of net income (loss) to:
General Partner:
From gain on land acquisition	$3,901	$-0-
From other operations	(43)	-0-

Total to General Partner	3,858	-0-

Limited Partners:
From gain on land acquisition	386,208	-0-
From other operations	(4,214)	(5,664)

	381,994	(5,664)

TOTAL ALLOCATION	$385,852	$(5,664)

Net income (loss) per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From gain on land acquisition	$65.46	$-0-
From other operations	(.71)	(0.96)

TOTAL PER UNIT	$64.75	$(0.96)

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

d) Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$385,852	$(5,664)
Changes in assets and liabilities:
Gain on Land Acquisition	(390,109)	-0-
(Increase) decrease in other assets	-0-	(2,090)

Increase (decrease) in trade accounts payable and Distributions not claimed by limited partners	2,082	2,441
Increase (decrease) in accounts payable – related party	750
Increase (decrease) in accrued interest – related party	154	-0-

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,271)	(5,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	1,159	-0-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,159	-0-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112)	(5,313)

Cash and cash equivalents at beginning of period	4,559	95,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,447	$89,900

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

Date: September 6, 2005