Form 10-Q
period 2005-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2005-11-15
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

1001 Wade Avenue, Suite 300

Raleigh, North Carolina 27605

(Address of principal executive office)

(Zip Code)

(919) 781-1700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

a) Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest and other income	$449	$195	$1,020	$586
Gain from land acquisition	-0-	-0-	390,109	-0-
Gain from sale of land	8,213	-0-	8,213	-0-

Total Income	8,662	195	399,342	586

General and Administrative expenses	32,926	14,527	49,055	30,731

NET INCOME (LOSS)	$(24,264)	$(14,332)	$350,287	$(30,145)

Allocation of net income (loss) to:
General Partner:
From other operations	$(3,248)	$-0-	$(3,404)	$-0-
From gain on land acquisition	-0-	-0-	3,901	-0-
From gain on sale of land	821	-0-	821	-0-

Total to General Partner	(2,427)	-0-	1,318	-0-

Limited Partners:
From other operations	(29,229)	(14,332)	(44,631)	(30,145)
From gain on land acquisition	-0-	-0-	386,208	-0-
From gain on sale of land	7,392	-0-	7,392	-0-

	(21,837)	(14,332)	348,969	(30,145)

TOTAL ALLOCATION	$(24,264)	$(14,332)	$350,287	$(30,145)

Net loss per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$(4.95)	$(2.43)	$(7.56)	$(5.11)
From gain on land acquisition	-0-	-0-	65.46	-0-
From gain on sale of land	1.25	-0-	1.25	-0-

TOTAL PER UNIT	$(3.70)	$(2.43)	$59.15	$(5.11)

See notes to unaudited financial statements.

b) Balance Sheets

BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Cash	$5,464	$4,297
Short-term investments	250,049	262

CASH AND CASH EQUIVALENTS	255,513	4,559

Land held for investment—Note B	3,678,897	3,594,592
Other assets	5,341	4,104

TOTAL ASSETS	$3,939,751	$3,603,255

LIABILITIES AND PARTNERS’ EQUITY
Trade accounts payable and other accrued liabilities	$11,197	$13,245
Distributions not claimed by limited Partners	65,956	67,276
Notes payable – related party		10,423

TOTAL LIABILITIES	$77,153	$90,944

PARTNERS’ EQUITY
General partner’s equity	$1,318	$-0-
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,861,280	3,512,311

TOTAL PARTNERS’ EQUITY	$3,862,598	$3,512,311

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,939,751	$3,603,255

See notes to unaudited financial statements.

c) Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2005	5,900	$-0-	$3,512,311	$3,512,311
Net income for the Nine months ended September 30, 2005		1,318	348,969	350,287

BALANCE AT SEPTEMBER 30, 2005	5,900	$1,318	$3,861,280	$3,862,598

Balance at January 1, 2004	5,900	$-0-	$3,584,400	$3,584,400

Net loss for the Nine months ended September 30, 2004		-0-	(30,145)	(30,145)

BALANCE AT SEPTEMBER 30, 2004	5,900	$-0-	$3,554,255	$3,554,255

See notes to unaudited financial statements.

d)	Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$350,287	$(30,145)
Changes in assets and liabilities:
Gain on land acquisition	(390,109)	-0-
Gain on sale of land	(8,213)	-0-
(Increase) decrease in other assets	(1,237)	(590)
Increase (decrease) in trade accounts payable and distributions not claimed by limited partners	(3,368)	(7,721)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(52,640)	(38,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land	314,017	-0-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	314,017	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable – related party	(10,423)	-0-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(10,423)	-0-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250,954	(38,456)
Cash and cash equivalents at beginning of period	4,559	95,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$255,513	$56,757

Supplemental disclosures of cash flow information
Cash paid for interest during the nine months ended
September 30 was $832 in 2005 and $0 in 2004.

See notes to unaudited financial statements.

e)	Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2005

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying September 30, 2005 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On September 15, 2005, the Registrant sold 2.14 acres of the Martin Parcel to a third party under the terms of an Agreement of Purchase and Sale between the Registrant and Valtera Holdings, LLC. The total sales price for the property sold was $350,777. Commissions paid as a result of the sale of property were $32,559 including $6,977 paid to Walsmith Associates Two, a general partner of the Registrant. The agreement also contains a one-year option for the buyer to purchase the remainder of the nine-acre tract of land at a price of $4.50 per square foot. The buyer may extend this option for up to two additional years by paying the Registrant $30,000 for each year extended. The prices for the second and third option years are $4.75 and $5.00 per square foot, respectively. The options are in their final year and will end no later than December 31, 2005, if they are not extended by that date. As of September 30, 2005, the options have not been exercised or extended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net loss of $24,264 during the quarter ended September 30, 2005 compared to a net loss of $14,332 during the same period of 2004, and net income of $350,287 during the nine months ended September 30, 2005 compared to a net loss of $30,145 during the same period of 2005. The primary differences between 2005 and 2004 were:

Three months ended September 30:

•	Gains attributed to the sale of land for the three months ended September 30, 2005 was approximately $8,213 more than the three months ended September 30, 2004.

•	Expenses attributed to property taxes for the three months ended September 30, 2005 were approximately $21,796 more than the three months ended September 30, 2004.

Nine months ended September 30:

•	During 2005, the Registrant received 1.99 acres as described above with a fair market value of $390,109. This amount was recorded as other income.

•	During 2005, the Registrant sold a portion of the land held for investment. This sale resulted in a gain of $8,213. The Registrant also paid $21,796 in property taxes related to the land sold.

Changes in the Registrant’s financial condition as of September 30, 2005, in comparison to December 31, 2004, are primarily due to:

•	Funds received from the sale of land held for investment were used to pay off notes payable – related party and excess funds were deposited into short term investment accounts.

As of September 30, 2005, the Registrant has $255,513 in cash and short-term investments, which is sufficient to meet its needs during the next year. Cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future and will be paid by the developer of the land. Since the Registrant is not developing the land, they have not paid for or are obligated to pay for these improvements at this time.

Since December 31, 2004, the Registrant has obtained several loans from the General Partner of the Registrant and from the general partners of the General Partner. These loans along with all accrued interest calculated at the prime rate, were repaid after the completion of the sale of land held for investments during the quarter ended September 30, 2005.

The Registrant maintains its excess funds in a money market account at First South Bank. The General Partner believes these accounts are an appropriate investment of the Registrant’s funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (September 30, 2005), in ensuring that material information relating to the Registrant’s required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 14, 2005