Form 10-K
period 2005-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2006-03-30
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transaction period from                          to

Commission File Number 0-15571

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina	56-1494619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 1001 Wade Avenue Raleigh, North Carolina	27605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (919) 781-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: 5,900 Units of Limited Partnership Interests.

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒.

Indicate by checkmark if the registrant is not required to file the reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒.

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐     No  ☒.

Market Value of 5,875 Units held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,621,000 (based upon the offering price of $1,000 less the amount distributed per Unit).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,900 Units outstanding as of March 29, 2006.

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

On January 25, 2005, under the terms of a quitclaim deed, the Registrant received an undeveloped 1.99 acres tract of land in Cary, North Carolina from the North Carolina Department of Transportation (NCDOT) as part of the settlement of the right of way claim with the Registrant. This parcel of land is adjacent to the Martin Parcel described above. The NCDOT originally acquired this parcel of land from the Registrant on July 19, 1986 during the highway right of way acquisition for State Highway Project 8.1401501, the improvement of US1, in Wake County. It was determined by the NCDOT that the 1.99 acres of land was no longer needed for highway purposes and was deemed to be surplus. The Registrant requested that the NCDOT quitclaim the 1.99 acres of land being a portion of the above-mentioned acquisition. The land is carried at fair market value as of the date of the quitclaim deed.

On September 15, 2005, the Registrant sold 2.14 acres of the Martin Parcel to a third party under the terms of an Agreement of Purchase and Sale between the Registrant and Valtera Holdings, LLC. The total sales price for the property sold was $350,777. Commissions paid as a result of the sale of the property were $32,559 including $6,977 paid to Walsmith Associates Two, a general partner of the Registrant. The agreement also contained an option for the buyer to purchase the remainder of the nine-acre tract of land but the option expired as of December 31, 2005.

Item 1A.	Risk Factors

The Registrant’s business faces numerous risks, including those set forth below. If any of the following risk and uncertainties develops into actual events, the Registrant’s business, financial condition or results of operations could be materially adversely affected. The risks described below are not the only ones the Registrant faces. Additional risks not presently know to the General Partners or that the General Partners currently deem immaterial may also impair the Registrant’s business operations.

(a)	Deterioration in Economic Conditions and the Real Estate Market

The Registrant’s ability to generate revenues is directly related to the real estate market, exclusively in North Carolina, and to the economy in general. Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying habits, construction costs, availability of labor and materials, and other factors affecting the Registrant and the real estate industry in general. Significant expenditures associated with investment in real estate, such as real estate taxes and infrastructure maintenance costs, cannot generally be reduced if adverse changes in the economy cause a decrease in revenues from the sale of the Registrant’s real estate. As a result, if the growth rate for the economy declines or if a recession occurs, the Registrant’s profitability could be materially adversely affected.

(b)	Concentration of Business in North Carolina

The economic growth and health of the State of North Carolina, particularly in Wake County where the Registrant’s land is located, are important factors in sustaining demand for the Registrant’s real estate. As a result, any adverse change to the economic growth and health of North Carolina, particularly Wake County, could materially adversely affect the Registrant’s financial results. The future economic growth of Wake County may be adversely affected if its infrastructure, such as roads, airports, medical facilities, and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur.

(c)	Changes in Interest Rates

The Registrant’s business is sensitive to changes to interest rates. Generally, demand for real estate decreases when interest rates are high or increasing, and demand increases when interest rates are low or decreasing. Interest rates have increased slowly during 2005 yet remain low by historical standards. Further increases in interest rates could reduce the demand for land that the Registrant sells. A reduction in demand could materially adversely affect the Registrant’s profitability.

The Registrant currently invests most of its cash in a money market account at a local financial institution. The Registrant has exposure to changes in interest rates in that interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

The Registrant currently has no long-term debt; however, if the Registrant were to incur debt in the future, the Registrant would have exposure to changes in market rates. If the Registrant were to incur fixed rate debt, the Registrant would have exposure to changes in market rates at the time such debt matures in that a market interest rate higher than that on the maturing debt: (a) may lower the amount of proceeds secured from a refinancing, and (b) will decrease cash flow from future operations due to the higher interest rate. If the Registrant were to incur floating rate debt, the Registrant would also have exposure to changes in market rates in that with increases in market interest rates, interest costs on such debt would increase and cash flow from future operations would decrease which such floating rate debt is outstanding.

(d)	Real Estate Operations are Cyclical

The Registrant’s business is affected by demographic and economic trends and the supply and rate of absorption of sale of land and development. As a result, the Registrant’s real estate operations are cyclical, which may cause revenues and operating results to fluctuate significantly from quarter to quarter and from year to year, and to differ materially from the expectations of the General Partners and investors.

(e)	Real Estate Assets are Illiquid

Real estate generally cannot be sold quickly. The Registrant experiences great volatility in the sale of its land, and often the Registrant records no sales of land in a fiscal year. It may not be possible to sell property on favorable terms when it is to the Registrant’s economic advantage to do so.

(f)	Competitors

The real estate business is highly competitive. The Registrant competes with a large number of companies and individuals, many of whom are believed to have substantial greater financial and other resources than the Registrant. Some of the competitors are active in markets in other regions or throughout the entire United States. The Registrant’s ability to weather downturns in the local real estate market or respond to changing trends in the real estate business may be substantially less then some or many of its larger competitors.

(g)	Environmental Matters – General

The Registrant is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. Under these laws, the Registrant may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be held liable to a governmental entity or to third parties for property damages and cost of investigation, removal and contamination incurred by such parties. The penalty may be imposed whether or not the Registrant was aware of, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, removal and decontamination of such substances could be substantial. If such substances are found on land currently owned by the Registrant, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent or develop. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with such contamination. The Registrant may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

(h)	Zoning and Other Regulations

At December 31, 2005, the Registrant owns approximately 25 acres of undeveloped land. Changes in zonings or other regulations may prevent the Registrant from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect the Registrant’s ability to continue generating from real estate sales and/or its ability to effect a bulk sale of all or substantially all of its assets. In addition, the changes in zoning or other regulations may require significant modifications to or the abandonment of the properties described in “Item 2 – Properties,” and/or requires substantially greater expenditures by the Registrant than currently expected.

(i)	Need for Additional Capital

To date, the Registrant has financed its operations with cash primarily from the sale of property and from time to time borrowing from the General Partners and its affiliates. If the Registrant does not generate enough cash from its operations to finance its business in the future, it may need to raise additional funds through private financing. If the Registrant borrows funds, it may be required to agree to restrictions limiting its operating flexibility. If the Registrant requires additional funds and is not able to obtain such funds, it would have a material adverse effect on the Registrant’s operations.

(j)	Insurance Risk; Uninsured Damage to Property

The Registrant maintains comprehensive liability insurance policies on its assets. However, the Registrant may suffer losses that are not covered by such policies. For example. Losses resulting from war or environmental liabilities generally are not covered by insurance. If an uninsured loss or a loss in excess of insured limits should occur, the Registrant could lose capital invested in its property, as well as future revenues from the sale of such property.

Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their businesses and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risk and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect the Registrant’s ability to obtain appropriate insurance coverages. However, at this time the only impact on the Registrant has been an increase in premiums.

(k)	Financial Covenants on Indebtedness

At December 31, 2005, the Registrant has no debt outstanding. Should the Registrant incur indebtedness in the future, required payments on such future indebtedness generally would not be reduced if the Registrant’s economic performance declines. If the Registrant’s economic performance declines, cash flow from operations would be reduced. Under such circumstances, the Registrant might not be able to sell some of its assets quickly enough to avoid default on any such future indebtedness. If debt service payments could not be made, the Registrant might sustain a loss, suffer foreclosure by a mortgage, or suffer judgments against the Registrant.

(l)	FDIC Insurance Risk

The Registrant maintains its cash at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At December 31, 2005, the Registrant maintained cash balances $153,068 in excess of FDIC-insured amounts. In the event that the bank where the Registrant maintains its accounts becomes insolvent, the Registrant may lose some or all of such excess.

(m)	Structure as a Limited Partnership

The Registrant is treated for federal and state income tax purposes as a limited partnership, and the General Partner has taken such steps as are known to it to perfect such treatment. Changes to laws may adversely affect the treatment of the Registrant as a limited partnership. No assurance can be given that new tax laws will not significantly affect the Registrant’s qualifications as a limited partnership or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the Registrant’s business. If the Registrant were to lose its status as a limited partnership for federal and state tax purposes, the Registrant would be subject to federal and state income tax on the Registrant’s taxable income at the corporate tax rates.

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

[MAP]

The Martin Parcel contains approximately 25.1 acres of unimproved land, which is divided into two tracts by the Cary Parkway. The tract lying to the west of the Cary Parkway contains 15.76 acres of land, while the tract lying to the east of the Cary Parkway contains 9.34 acres of land. The Martin Parcel is located immediately to the north of the full access highway interchange and overpass which connects the Cary Parkway and U.S. Highway 1 and 64 (the “Interchange”).

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

No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a) The Registrant has no common stock. There is no established public trading market for the Units.

(b) The Registrant had 994 Limited Partners holding 5,900 Units as of December 31, 2005. The number of Limited Partners was determined by the Partnership’s records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

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

Item 6.	Selected Financial Data.

	2005	2004	2003	2002	2001
Summary of Operations:
Gain on sale of land	$8,213	$-0-	$-0-	$-0-	$-0-
Gain from land Acquisition	390,080	-0-	-0-	-0-	-0-
Other Income	1,634	872	1,885	1,719	3,555
Expenses	58,420	72,961	52,977	51,676	58,319
Net Income (Loss)	341,507	(72,089)	(51,092)	(49,957)	(54,764)
Net Income (Loss) per limited partnership unit:
From gain on sale of land	1.39	-0-	-0-	-0-	-0-
From gain on land Acquisition	66.11	-0-	-0-	-0-	-0-
From other operations	(9.62)	(12.22)	(8.66)	(8.47)	(9.28)

Total per unit	57.88	(12.22)	(8.66)	(8.47)	(9.28)
Distribution per unit	-0-	-0-	-0-	-0-	-0-
Selected Balances:
Cash and Short-Term Investments	250,459	4,559	95,214	168,822	213,842
Land held for Investment	3,678,897	3,594,592	3,594,592	3,594,592	3,594,592
Total Assets	3,956,301	3,603,255	3,694,070	3,767,514	3,812,502
Long term obligations	-0-	-0-	-0-	-0-	-0-
General Partner’s equity	3,415	-0-	-0-	-0-	-0-
Limited Partners’ equity	3,850,403	3,512,311	3,584,400	3,635,492	3,685,449

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net income of $341,507 during 2005, compared to a net loss of $72,089 during 2004 and a net loss of $51,092 in 2003. The primary differences between 2005 in comparison to 2004 and 2003 were:

2005 vs. 2004

•	During 2005, the Registrant received 1.99 acres as described above with a fair market value of $390,080. This amount was recorded as other income. No land was received during 2004.

•	During 2005, the Registrant sold a portion of the land held for investment. The gain from this sale was $8,213. There were no sales during 2004.

2005 vs. 2003

•	During 2005, the Registrant received 1.99 acres as described above with a fair market value of $390,080. This amount was recorded as other income. No land was received during 2003.

•	During 2005, the Registrant sold a portion of the land held for investment. The gain from this sale was $8,213. There were no sales during 2003.

As a result of meetings with representatives of the Town of Cary and the North Carolina Department of Transportation, a new transportation agreement has been entered into with the Town of Cary. This agreement calls for the Town of Cary to complete certain improvements to the Interchange. These changes will, in the opinion of the Registrant, enhance the marketability of the property. The changes require payments to be made to the Town upon the extension of building permits of the site. The cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future and will be paid by the developer of the land. Since the Registrant is not developing the land, the Registrant has not paid these costs and is not obligated to pay these costs at this time.

Development of real property in the Research Triangle Area is highly competitive. Factors which affect competition include price, financing terms, economics, location, social and demographic conditions in the surrounding areas, roads, sewers, utilities and other items of infrastructure, zoning and similar governmental regulations which affect the cost of development and the uses of the property. Many of these factors are beyond the control of the Registrant. These competitive conditions may affect the Registrant’s ability to locate purchasers for, or develop the property at prices acceptable to the Registrant. The Registrant believes, however, that the proximity of the property to the Interchange enhances their marketability and minimizes the effects of competition.

As of December 31, 2005, the Registrant has $229,892 in cash and short-term investments (cash balance of $250,459 less cash overdraft balance of $20,567), which is sufficient to meet its needs during the next year.

Since December 31, 2004, the Registrant has obtained several loans from the General Partner of the Registrant and from the general partners of the General Partner. These loans along with all the accrued interest calculated at the prime rate, were repaid during 2005.

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

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant, within the 90 days preceding the filing of this Annual Report on Form 10-K. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the annual period covered by this report (December 31, 2005), in ensuring that material information relating to the Registrant required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Registrant’s internal controls over financial reporting during the Registrant’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

NAME	AGE	Business Experience During Past Five Years, Family Relationships and Directorships in Public Companies
Donald F. Walston	63	President since 1982, and founder of Howard Perry & Walston Realty, Inc., a residential real estate brokerage company located in the Research Triangle area of North Carolina.

Alton L. Smith, III	56	Mr. Smith is an officer and director of Trademark Properties, Inc. Mr. Smith is the brother of C. Stephen Smith

C. Stephen Smith	55	Mr. Smith is an independent commercial real estate broker. Mr. Smith is the brother of Alton L. Smith, III

To the knowledge of the Registrant, no person is the beneficial owner of more than 590 units, 10% of the outstanding Units.

Item 11.	Executive Compensation.

The Agreement of Limited Partnership of the Registrant (the “Partnership Agreement”) governs the amount of compensation payable to Walsmith Associates, Two, the General Partner of the Registrant.

Each year any portion of the properties of the Registrant remain undeveloped, the Registrant pays the General Partner an annual $3,000 management fee.

If any portion of the Registrant’s properties is developed by the Registrant, the Registrant will pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 2005.

The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. The Registrant has hired an outside accounting firm for all other record keeping such as securities law filings and maintenance of the partnership database.

The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. The General Partner has been allocated net income of $3,415 during 2005. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Upon the sale of the Martin Parcel the General Partner will be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property is sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid broker listing fees in the amount of $32,559 during the year ended December 31, 2005.

No other amounts were paid for services during the year ended December 31, 2005 to the General Partner or any of its partners or employees.

If the Registrant operates developed projects, the General Partner will receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 2005.

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

(a) As of March 29, 2006, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of December 31, 2005:

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

The following table presents fees for professional audit services rendered by Lynch & Howard, P.A., for the audit of the Registrant’s annual financial statements for 2004 and 2005, fees billed for tax and other services rendered by Thomas, Judy & Tucker, P.A., and general accounting services rendered by Mary Ann Orr.

	2004	2005
Audit fees	$6,400	$6,550

Tax fees (1)	$2,000	$1,500

All other fees	$6,677	$7,548

(1)	Tax fees consisted primarily of amounts billed for preparation of the annual tax return.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	List of Financial Statements:

See “List of Financial Statements.”

(2)	List of Financial Statement Schedules: All schedules are omitted as they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibit Index. All exhibits are incorporated by reference.

(b)	No Current Report on Form 8-K was filed during the quarter ended December 31, 2005.

(c)	The following exhibits have been filed by the Registrant with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (File Number 0-15571) and are incorporated herein by reference:

Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

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

YEAR ENDED DECEMBER 31, 2005

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

RALEIGH, NORTH CAROLINA

Form 10-K—Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 2005

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

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

REPORT ON AUDIT

Year Ended December 31,2005

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Carolina Investment Partners Limited Partnership

Raleigh, North Carolina

We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 2005 and December 31, 2004, and the related statements of operations, changes in partners’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Lynch & Howard, P.A.
Raleigh, North Carolina

March 3, 2006

Exhibit A

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

BALANCE SHEETS

ASSETS

	December 31
	2005	2004
ASSETS:
Cash	$—	$4,297
Short-term investments	250,459	262
Land held for investment (Note 4)	3,678,897	3,594,592
Accounts receivable	22,841	—
Accounts receivable - related party	4,104	4,104

	$3,956,301	$3,603,255

LIABILITIES AND PARTNERS’ EQUITY
LIABILITIES:
Cash overdraft	$20,567	$—
Accounts payable - trade	15,960	13,245
Accounts payable - related party	—	10,423
Distributions not claimed by limited partners	65,956	67,276

Total Liabilities	$102,483	$90,944

PARTNERS’ EQUITY:
General Partner’s equity	$3,415	$—
Limited partners’ equity; 5,900 units authorized, issued and outstanding	3,850,403	3,512,311

Total Partners’ Equity	$3,853,818	$3,512,311

	$3,956,301	$3,603,255

The Notes to Financial Statements are an integral part of this statement.

Exhibit B

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
REVENUES:
Gain on sale of land	$8,213	$—	$—
Gain from land acquisition	390,080	—	—
Interest and other income	1,634	872	1,885

Total Revenues	$399,927	$872	$1,885

OPERATING EXPENSES:
General and administrative expenses	$55,420	$69,961	$49,977
Related party expenses (Note 3)	3,000	3,000	3,000

Total Operating Expenses	$58,420	$72,961	$52,977

NET INCOME (LOSS)	$341,507	$(72,089)	$(51,092)

ALLOCATION OF NET INCOME (LOSS) (Note 2):
To General Partner	$3,415	$—	$—
To Limited Partners	338,092	(72,089)	(51,092)

	$341,507	$(72,089)	$(51,092)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
(Based on 5,900 weighted average limited partnership units outstanding during each year)
From other operations	$57	$(12)	$(9)

The Notes to Financial Statements are an integral part of this statement.

Exhibit C

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

	Limited Partnership Units	General Partner’s Equity	Limited Partners’
			Equity	Total
Balance at December 31, 2002	5,900	$—	$3,635,492	$3,635,492
Net loss for 2003	—	—	(51,092)	(51,092)

Balance at December 31, 2003	5,900	$—	$3,584,400	$3,584,400
Net loss for 2004	—	—	(72,089)	(72,089)

Balance at December 31, 2004	5,900	$—	$3,512,311	$3,512,311
Net income for 2005	—	3,415	338,092	341,507

Balance at December 31, 2005	5,900	$3,415	$3,850,403	$3,853,818

The Notes to Financial Statements are an integral part of this statement.

Exhibit D

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$341,507	$(72,089)	$(51,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of land	(8,213)	—	—
Gain from land acquisition	(390,080)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(22,841)	—	—
Accounts receivable - related party	—	(2)	(2)
Prepaid expense	—	162	(162)
Accounts payable - trade	2,715	619	245
Accounts payable - related party	(10,423)	10,423	—
Distributions not claimed by limited partners	(1,320)	(29,767)	(22,598)

Net Cash Used In Operating Activities	$(88,655)	$(90,654)	$(73,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land	$314,017	$—	$—
Payments for capitalized costs	(29)	—	—

Net Cash Provided By (Used In) Investing Activities	$313,988	$—	$—

NET INCREASE (DECREASE) IN CASH	$225,333	$(90,654)	$(73,609)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	4,559	95,213	168,822

CASH AND CASH EQUIVALENTS - END OF YEAR	$229,892	$4,559	$95,213

Supplemental Disclosure of Cash Flows Information:
Cash and cash equivalents:
Cash	$—	$4,297	$60,018
Short-term investments	250,459	262	35,195
Cash overdraft	(20,567)	—	—

	$229,892	$4,559	$95,213

The Notes to Financial Statements are an integral part of this statement.

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

(1)	ORGANIZATION AND NATURE OF OPERATIONS

Carolina Investment Partners Limited Partnership (the “Partnership”) was organized in 1985 to invest in real property, which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina General Partnership, is the general partner (“General Partner”). The Partnership has invested in real estate located in Cary, North Carolina.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of Cash Flows

For the purposes of reporting cash flows, the Partnership considers cash equivalents to be cash on hand, cash in banks, and all highly liquid debt instruments with a maturity of less than three months.

Land Held for Investment

Land held for investment is stated at contract cost plus highway interchange construction costs and capitalized appraisal, survey, and closing costs and adjusted for impairments as required by Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management compares the cost of land held to sales of similar property and obtains an independent appraisal to determine the potential for impairment. There are no material differences between the book and federal tax cost basis of the property.

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

December 31, 2005

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

Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner’s capital account balance shall be less than zero. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 2005, 2004 and 2003 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

December 31, 2005

(3)	RELATED PARTY TRANSACTIONS

The Partnership Agreement allows the General Partner to receive a broker listing fee of up to 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. During the year ended December 31, 2005, the Partnership paid a commission in the amount of $6,977, or 2% of the sales price, to the General Partner. There were no land sales during the years ended December 31, 2004 and 2003; therefore, no broker listing fees were paid.

The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. Amounts payable to related parties at December 31, 2005 and 2004 were $0 and $10,423, respectively.

Accounts receivable - related party included on Exhibit A consists of income taxes paid on behalf of out-of-state partners. This receivable will be offset against the next cash distribution.

(4)	LAND HELD FOR INVESTMENT

In June 1986, the Partnership purchased for approximately $3,080,200 an undeveloped 26.7 acre parcel of land in Cary, NC, known as the Martin Parcel, from an affiliate of the General Partner. An additional $514,392 was spent for highway interchange construction costs, capitalized appraisal, survey, and closing costs. Subsequent to the purchase of the land, approximately 1.6 acres were used in the highway interchange and approximately 4.2 acres were designated as a buffer zone.

In November 2002, the Partnership entered into an agreement to sell approximately 2.5 acres of the Martin Parcel with an option to sell an additional 6.84 acres. During the year ended December 31, 2005, the sale of approximately two acres under this agreement was closed, resulting in a gain to the Partnership of $8,213. As of the date of this report, the option on the additional acres had been extended to April 14, 2006 to allow the developer to more fully develop the site plan for the property.

During the year ended December 31, 2005, the North Carolina Department of Transportation deeded approximately two acres to the Partnership. Pursuant to APB Opinion No. 29, Accounting for Nonmonetary Transactions, the receipt of this land was recorded at the fair market value at the time of the transfer and is reported in Exhibit B as “Gain from land acquisition.”

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

(5)	SUBSEQUENT EVENT

On January 9, 2006, the Partnership entered into a contract of sale for approximately 17.76 acres to an unrelated party. The purchase price for the property will be the greater of $3,150,000 or $12,600 times the number of market rate residential units which may be constructed on the land as of the closing date under applicable zoning and developing requirements, including any approvals obtained by the purchaser. The contract requires the purchaser to reimburse seller for the actual amount of any transportation fees that have been paid by seller to the Town of Cary with respect to the property. These fees are anticipated to be $10,000 per acre. The seller agrees to pay a real estate brokerage commission pursuant to a separate agreement between the seller and an unrelated party.

The contract calls for an earnest money deposit of $25,000 to be made by the purchaser, with an additional $50,000 earnest money deposit to be made after the expiration of the inspection period, which expires 120 days after the effective date of the agreement. All earnest money will be held by an unrelated title company and will be applied to the purchase price at closing. If the purchaser terminates the contract prior to the expiration of the inspection period, the earnest money on deposit will be refunded to the purchaser.

The contract calls for the closing date of the sale to occur before the earlier to occur of (i) two hundred forty (240) days following the expiration of the inspection period, or (ii) thirty (30) days following the date on which the purchaser has obtained all approvals and all appeal periods have expired with no appeal being filed, or if an appeal is filed, it has been dismissed and the approvals upheld. The purchaser has the right to extend the closing date for three consecutive thirty day periods by depositing an additional $25,000 in earnest money with respect to each such extension prior to the then scheduled closing date. Any and all extension fee(s) will be applied to the purchase price and will be refunded only in the event of seller’s default under the contract.

In the event the purchaser defaults or fails to perform any of its obligations under this contract, and such default or failure is not remedied for a period of five days following written notice from the seller, the seller may, as seller’s sole remedy, terminate the contract by written notice to the purchaser at any time before such default or failure is cured. The seller would be entitled to retain the portion of the earnest money that has been deposited as liquidated damages. In no event can the seller recover any portion of the earnest money which has not been deposited by the purchaser, whether or not such amount is then due.

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

(5)	SUBSEQUENT EVENT – Continued

In the event the seller defaults or fails to perform any of its obligations under this contract, or any representation or warranty by the seller is not true, the purchaser may terminate the contract and the earnest money will be returned to the purchaser or the purchaser will be entitled to seek to enforce specific performance of the seller’s obligations. If the remedy of specific performance is for any reason not available, then the purchaser is entitled to recover all of the earnest money and up to $750,000 in damages and out of pocket expenses incurred by the purchaser in connection with the contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2006.

CAROLINA INVESTMENT PARTNERS

By:	WALSMITH ASSOCIATES TWO,
General Partner

By:	/s/ Alton L. Smith, III
Alton L. Smith, III
General Partner and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Donald F. Walston	General Partner of Walsmith Associates Two, general partner of the Registrant	March 29, 2006

/s/ Alton, L. Smith, III	General Partner of Walsmith Associates Two, general partner of the Registrant	March 29, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.