Form 10-Q
period 2006-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2006-05-15
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

a) Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2006	2005
Interest and other income	$362	$221
Gain from land acquisition	-0-	390,109

Total Income	362	390,330

General and Administrative expenses	10,339	4,478

NET INCOME (LOSS)	$(9,977)	$385,852

Allocation of net income (loss) to:
General Partner:
From other operations	$-0-	$(43)
From gain on land acquisition	-0-	3,901

Total to General Partner	-0-	3,858

Limited Partners:
From other operations	(9,977)	(4,214)
From gain on land acquisition	-0-	386,208

	(9,977)	381,994

TOTAL ALLOCATION	$(9,977)	$385,852

Net loss per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$(1.69)	$(.72)
From gain on land acquisition	-0-	66.12

TOTAL PER UNIT	$(1.69)	$65.40

See notes to unaudited financial statements.

b) Balance Sheets

BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS

Cash	$2,560	$-0-
Short-term investments	221,821	250,459

CASH AND CASH EQUIVALENTS	224,381	250,459

Land held for investment—Note B	3,678,897	3,678,897
Accounts receivable	22,841	22,841
Accounts receivable – related party	4,182	4,104

TOTAL ASSETS	$3,930,301	$3,956,301

LIABILITIES AND PARTNERS’ EQUITY

Cash overdraft	$-0-	$20,567
Trade accounts payable and other accrued liabilities	19,754	15,960
Accounts payable – related party	750
Distributions not claimed by limited Partners	65,956	65,956

TOTAL LIABILITIES	$86,460	$102,483

PARTNERS’ EQUITY

General partner’s equity	$3,415	$3,415
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,840,426	3,850,403

TOTAL PARTNERS’ EQUITY	$3,843,841	$3,853,818

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,930,301	$3,956,301

See notes to unaudited financial statements.

c) Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2006	5,900	$3,415	$3,850,403	$3,853,818

Net loss for the Three months ended March 31, 2006		-0-	(9,977)	(9,977)

BALANCE AT MARCH 31, 2006	5,900	$3,415	$3,840,426	$3,843,841

Balance at January 1, 2005	5,900	$-0-	$3,512,311	$3,512,311

Net income for the Three months ended March 31, 2005		3,858	381,994	385,852

BALANCE AT MARCH 31, 2005	5,900	$3,858	$3,894,305	$3,898,163

See notes to unaudited financial statements.

d) Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,977)	$385,582
Changes in assets and liabilities:
Gain on land acquisition	-0-	(390,109)
(Increase) decrease in accounts receivable – related party	(78)	-0-
Increase (decrease) in trade accounts payable and distributions not claimed by limited partners	3,794	2,082
Increase (decrease) in accounts payable – related party	750	750
Increase (decrease) in accrued interest – related party	-0-	154

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(5,511)	(1,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	-0-	1,159

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	-0-	1,159

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,511)	(112)

Cash and cash equivalents at beginning of period	229,892	4,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$224,381	$4,447

Supplemental disclosures of cash flow information
Cash paid for interest during the three months ended March 31, was $0 in 2006 and $0 in 2005.

See notes to unaudited financial statements.

e) Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2006

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying March 31, 2006 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

In 2005, the Registrant sold 2.14 acres of the Martin Parcel to a third party under the terms of an Agreement of Purchase and Sale between the Registrant and Valtera Holdings, LLC. The total sales price for the property sold was $350,777.

As indicated on the subsequent footnote for the December 31, 2005 audited financial statements, on January 9, 2006 the Registrant entered into a contract for the sale of approximately 17.76 acres of land to an unrelated party. During the quarter ended March 31, 2006, the Registrant and buyer mutually agreed to terminate the contract due to issues concerning the zoning of the land contracted to purchase.

Subsequent to March 31, 2006 in a tender offer dated May 1, 2006, Mackenzie Patterson Fuller, Inc. and its affiliates offered to purchase 5,469 units of the Registrant at $425 per unit for a maximum cash sales price of $2,324,325. Mackenzie Patterson Fuller, Inc. and its affiliates currently own 431 units in the Registrant. The tender offer expires on June 3, 2006 unless extended. As of May 15, 2006, this offer has not been accepted by the Registrant.

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

(l) FDIC Insurance Risk

The Registrant maintains its cash at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At March 31, 2006, the Registrant maintained cash balances $124,381 in excess of FDIC-insured amounts. In the event that the bank where the Registrant maintains its accounts becomes insolvent, the Registrant may lose some or all of such excess.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net loss of $9,977 during the quarter ended March 31, 2006 compared to a net income of $385,852 during the same period of 2005. The primary differences between 2006 and 2005 were:

•	In the first quarter of 2005, the Registrant received 1.99 acres of land from the North Carolina Department of Transportation with a fair market value of $390,109. This amount was recorded as other income. There was no receipt of land during the first quarter of 2006.

•	General and administrative expenses in the first quarter of 2006 increased by approximately $5,861. This was due to an increase in legal and accounting expenses.

As of March 31, 2006, the Registrant has $224,381 in cash and short-term investments, which is sufficient to meet its needs during the next year. Cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future and will be paid by the developer of the land. Since the Registrant is not developing the land, they have not paid for or are obligated to pay for these improvements at this time.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (March 31, 2006), in ensuring that material information relating to the Registrant’s required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 15, 2006