Form 10-Q
period 2006-06-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2006-08-11
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

a)	Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Interest and other income	$807	$350	$1,169	$571
Gain from land acquisition	-0-	-0-	-0-	390,109

Total Income	807	350	1,169	390,680

General and Administrative expenses	14,661	11,651	25,000	16,129

NET INCOME (LOSS)	$(13,854)	$(11,301)	$(23,831)	$374,551

Allocation of net income (loss) to:
General Partner:
From other operations	$-0-	$(113)	$-0-	$(156)
From gain on land acquisition	-0-	-0-	-0-	3,901

Total to General Partner	-0-	(113)	-0-	3,745

Limited Partners:
From other operations	(13,854)	(11,188)	(23,831)	(15,402)
From gain on land acquisition	-0-	-0-	-0-	386,208

	(13,854)	(11,188)	(23,831)	370,806

TOTAL ALLOCATION	$(13,854)	$(11,301)	$(23,831)	$374,551

Net loss per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$(2.35)	$(1.89)	(4.04)	(2.61)
From gain on land acquisition	-0-	-0-	-0-	65.46

TOTAL PER UNIT	$(2.35)	$(1.89)	$(4.04)	$62.85

See notes to unaudited financial statements.

b)	Balance Sheets

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash	$3,594	$-0-
Short-term investments	262,179	250,459

CASH AND CASH EQUIVALENTS	265,773	250,459

Land held for investment—Note B	3,678,897	3,678,897
Accounts receivable	486	22,841
Accounts receivable – related party	4,182	4,104
Prepaid Expenses	1,500	-0-

TOTAL ASSETS	$3,950,838	$3,956,301

LIABILITIES AND PARTNERS’ EQUITY

Cash overdraft	$-0-	$20,567
Trade accounts payable and other accrued liabilities	9,413	15,960
Distributions not claimed by limited Partners	64,853	65,956
Deposits	50,000	-0-

TOTAL LIABILITIES	$124,266	$102,483

PARTNERS’ EQUITY

General partner’s equity	$-0-	$3,415
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,826,572	3,850,403

TOTAL PARTNERS’ EQUITY	$3,826,572	$3,853,818

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,950,838	$3,956,301

See notes to unaudited financial statements.

c)	Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2006	5,900	$3,415	$3,850,403	$3,853,818
Distribution		(3,415)		(3,415)
Net loss for the Six months ended June 30, 2006		-0-	(23,831)	(23,831)

BALANCE AT JUNE 30, 2006	5,900	$-0-	$3,826,572	$3,826,572

Balance at January 1, 2005	5,900	$-0-	$3,512,311	$3,512,311
Net income for the Six months ended June 30, 2005		3,745	370,806	374,551

BALANCE AT JUNE 30, 2005	5,900	$3,745	$3,883,117	$3,886,862

See notes to unaudited financial statements.

d)	Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,831)	$374,551
Changes in assets and liabilities:
Gain on land acquisition	-0-	(390,109)
(Increase) decrease in accounts receivable	22,355	(16)
(Increase) decrease in accounts receivable – related party	(78)	-0-
(Increase) decrease in prepaid expenses	(1,500)	-0-
Increase (decrease) in trade accounts payable and distributions not claimed by limited partners	(7,650)	(4,988)
Increase (decrease) in accounts payable – related party	-0-	1,500
Increase (decrease) in accrued interest – related party	-0-	393
Increase (decrease) in deposits	50,000	-0-

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	39,296	(18,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	-0-	19,159
Distribution	(3,415)	-0-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,415)	19,159

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,881	490

Cash and cash equivalents at beginning of period	229,892	4,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,773	$5,049

Supplemental disclosures of cash flow information

Cash paid for interest during the six months ended June 30 was $0 in 2006 and $0 in 2005.

See notes to unaudited financial statements.

e) Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying June 30, 2006 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On June 27, 2006, the Registrant entered into a purchase agreement with Singh Properties Co., L.L.C., for the sale of approximately 17.76 gross acres of the Martin Parcel for $5.50 per gross square foot. If the transactions contemplated by the purchase agreement close, the General Partner anticipates that the gross proceeds to the Registrant resulting from the sale will be approximately $4,254,941. The closing of the transactions contemplated by the purchase agreement is subject to various conditions, including provisions that permit the purchaser to terminate the purchase agreement voluntarily on or before September 25, 2006. The purchase agreement required a deposit of $50,000 to be made by the purchaser within three days of acceptance of the purchase agreement. The purchaser made the deposit as required pursuant to the purchase agreement during the quarter ended June 30, 2006. In the event of a voluntary termination of the purchase agreement by the purchaser, the Registrant will retain the deposit unless the purchaser terminates the purchase agreement as a result of its environmental assessment of the property. There can be no assurances that the transactions contemplated by the purchase agreement will close.

Pursuant to a tender offer dated May 1, 2006, Mackenzie Patterson Fuller, L.P. and its affiliates offered to purchase 5,469 units of the Registrant at $425 per unit for a maximum cash sales price of $2,324,325. Mackenzie Patterson Fuller, L.P. and its affiliates currently own 516 units in the Registrant. The tender offer expired on June 3, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in a net loss of $13,854 during the quarter ended June 30, 2006 compared to a net loss of $11,301 during the same period of 2005 and a net loss of $23,831 during the six months ended June 30, 2006 compared to net income of $374,551 during the same period of 2005. The primary differences between 2006 and 2005 were:

Three Months Ended June 30:

•	General and administrative expenses for the three months ended June 30, 2006 were approximately $3,010 more than the three months ended June 30, 2005.

Six Months Ended June 30:

•	During the first six months of 2005, the Registrant received 1.99 acres of land from the North Carolina Department of Transportation with a fair market value of $390,109. This amount was recorded as other income. There was no receipt of land during the first six months of 2006.

As of June 30, 2006, the Registrant has $265,773 in cash and short-term investments, which is sufficient to meet its needs during the next year. Cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future and will be paid by the developer of the land. Since the Registrant is not developing the land, they have not paid for or are obligated to pay for these improvements at this time.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (June 30, 2006), in ensuring that material information relating to the Registrant’s required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Registrant’s internal controls over financial reporting during the Registrant’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II

Item 1A. Risk Factors

The Registrant’s business faces numerous risks, including those set forth below. If any of the following risk and uncertainties develops into actual events, the Registrant’s business, financial condition or results of operations could be materially adversely affected. The risks described below are not the only ones the Registrant faces. Additional risks not presently known to the General Partner or that the General Partner currently deems immaterial may also impair the Registrant’s business operations.

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

(d) Real Estate Operations are Cyclical

The Registrant’s business is affected by demographic and economic trends and the supply and rate of absorption of sale of land and development. As a result, the Registrant’s real estate operations are cyclical, which may cause revenues and operating results to fluctuate significantly from quarter to quarter and from year to year, and to differ materially from the expectations of the General Partner and investors.

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

(h) Zoning and Other Regulations

The Registrant owns approximately 25 acres of undeveloped land. Changes in zonings or other regulations may prevent the Registrant from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect the Registrant’s ability to continue generating from real estate sales and/or its ability to effect a bulk sale of all or substantially all of its assets. In addition, the changes in zoning or other regulations may require significant modifications to or the abandonment of the Registrant’s properties and/or require substantially greater expenditures by the Registrant than currently expected.

(i) Need for Additional Capital

To date, the Registrant has financed its operations with cash primarily from the sale of property and from time to time borrowing from the General Partner and its affiliates. If the Registrant does not generate enough cash from its operations to finance its business in the future, it may need to raise additional funds through private financing. If the Registrant borrows funds, it may be required to agree to restrictions limiting its operating flexibility. If the Registrant requires additional funds and is not able to obtain such funds, it would have a material adverse effect on the Registrant’s operations.

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

(l) FDIC Insurance Risk

The Registrant maintains its cash at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At June 30, 2006, the Registrant maintained cash balances $167,022 in excess of FDIC-insured amounts. In the event that the bank where the Registrant maintains its accounts becomes insolvent, the Registrant may lose some or all of such excess.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

	Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s current report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.11	Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.12	Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 1997).

Exhibit No. 10.13	Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

Exhibit No. 10.14	Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

Exhibit No. 10.15	Agreement of Purchase and Sales, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 2002).

Exhibit No. 10.16	Quitclaim Deed, dated January 25, 2005, between the North Carolina Department of Transportation and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 2005).

Exhibit No. 10.17	Purchase Agreement, dated June 6, 2006, between Singh Properties Co., L.L.C and the Registrant

Exhibit No. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit No. 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA INVESTMENT PARTNERS
LIMITED PARTNERSHIP (Registrant)

BY:	WALSMITH ASSOCIATES TWO,
General Partner

By:	/s/ Alton L. Smith III
Alton L. Smith III, General Partner

Date: August 11, 2006