Form 10-Q
period 2006-09-30
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2006-11-08
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

a) Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Interest and other income	$1,812	$449	$2,981	$1,020
Gain from land acquisition	-0-	-0-	-0-	390,109
Gain from sale of land	-0-	8,213	-0-	8,213

Total Income	1,812	8,662	2,981	399,342

General and Administrative expenses	12,071	32,926	37,071	49,055

NET INCOME (LOSS)	$(10,259)	$(24,264)	$(34,090)	$350,287

Allocation of net income (loss) to:
General Partner:
From other operations	$(10,259)	$(3,248)	$(34,090)	$(3,404)
From gain on land acquisition	-0-	-0-	-0-	3,901
From gain on sale of land	-0-	821	-0-	821

Total to General Partner	(10,259)	(2,427)	(34,090)	1,318

Limited Partners:
From other operations	-0-	(29,229)	-0-	(44,631)
From gain on land acquisition	-0-	-0-	-0-	386,208
From gain on sale of land	-0-	7,392	-0-	7,392

	-0-	(21,837)	-0-	348,969

TOTAL ALLOCATION	$(10,259)	$(24,264)	$(34,090)	$350,287

Net loss per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$(1.74)	$(4.95)	(5.78)	(7.56)
From gain on land acquisition	-0-	-0-	-0-	65.46
From gain on sale of land	-0-	1.25	-0-	1.25

TOTAL PER UNIT	$(1.74)	$(3.70)	$(5.78)	$59.15

See notes to unaudited financial statements.

b) Balance Sheets

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash	$-0-	$-0-
Short-term investments	258,516	250,459

CASH AND CASH EQUIVALENTS	258,516	250,459
Land held for investment—Note B	3,678,897	3,678,897
Accounts receivable	486	22,841
Accounts receivable – related party	4,182	4,104
Prepaid Expenses	750	-0-

TOTAL ASSETS	$3,942,831	$3,956,301

LIABILITIES AND PARTNERS’ EQUITY

Cash overdraft	$111	$20,567
Trade accounts payable and other accrued liabilities	11,554	15,960
Distributions not claimed by limited partners	64,853	65,956
Deposits	50,000	-0-

TOTAL LIABILITIES	$126,518	$102,483

PARTNERS’ EQUITY

General partner’s equity	$-0-	$3,415
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	3,816,313	3,850,403

TOTAL PARTNERS’ EQUITY	$3,816,313	$3,853,818

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,942,831	$3,956,301

See notes to unaudited financial statements.

c) Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2006	5,900	$3,415	$3,850,403	$3,853,818
Distribution		(3,415)		(3,415)
Net loss for the Nine months ended September 30, 2006		-0-	(34,090)	(34,090)

BALANCE AT SEPTEMBER 30, 2006	5,900	$-0-	$3,816,313	$3,816,313

Balance at January 1, 2005	5,900	$-0-	$3,512,311	$3,512,311
Net income for the Nine months ended September 30, 2005		1,318	348,969	350,287

BALANCE AT SEPTEMBER 30, 2005	5,900	$1,318	$3,861,280	$3,862,598

See notes to unaudited financial statements.

d) Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,090)	$350,287
Changes in assets and liabilities:
Gain on land acquisition	-0-	(390,109)
Gain on sale of land	-0-	(8,213)
(Increase) decrease in accounts receivable	22,355	-0-
(Increase) decrease in accounts receivable – related party	(78)	-0-
(Increase) decrease in prepaid expenses	(750)	-0-
(Increase) decrease in other assets	-0-	(1,237)
Increase (decrease) in trade accounts payable and distributions not claimed by limited partners	(5,509)	(3,368)
Increase (decrease) in deposits	50,000	-0-

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	31,928	(52,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land	-0-	314,017

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-0-	314,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable – related party	-0-	(10,423)
Distribution	(3,415)	-0-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,415)	(10,423)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,513	250,954

Cash and cash equivalents at beginning of period	229,892	4,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,405	$255,513

Supplemental disclosures of cash flow information

Cash paid for interest during the nine months ended

September 30 was $0 in 2006 and $832 in 2005.

See notes to unaudited financial statements.

e) Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying September 30, 2006 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On June 27, 2006, the Registrant entered into a purchase agreement with Singh Properties Co., L.L.C., for the sale of approximately 17.76 gross acres of the Martin Parcel for $5.50 per gross square foot. The purchase agreement required a deposit of $50,000 to be made by the purchaser within three days of acceptance of the purchase agreement. The purchaser made the deposit as required pursuant to the purchase agreement during the quarter ended June 30, 2006. Subsequent to the quarter ended September 30, 2006, the sale of the land was completed for a total purchase price of $4,212,445 with the Registrant receiving net proceeds of $4,129,863.

In a tender offer dated August 30, 2006, Mackenzie Patterson Fuller, L.P. and its affiliates offered to purchase 5,373 units of the Registrant at $550 per unit for a maximum cash sales price of $2,955,150. The tender offer expired on October 4, 2006. As of October 18, 2006, Mackenzie Patterson Fuller, L.P. and its affiliates reported to the Securities and Exchange Commission that a total of 49 units of the Registrant had been tendered and that, following such tender, Mackenzie Patterson Fuller, L.P. and its affiliates hold approximately 576 units of the Registrant.

Item 1. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in a net loss of $10,259 during the quarter ended September 30, 2006 compared to a net loss of $24,264 during the same period of 2005 and a net loss of $34,090 during the nine months ended September 30, 2006 compared to net income of $350,287 during the same period of 2005. The primary differences between 2006 and 2005 were:

Three Months Ended September 30:

•	General and administrative expenses for the three months ended September 30, 2006 were approximately $20,855 less than the three months ended September 30, 2005.

•	Total income for the three months ended September 30, 2006 was approximately $6,850 less than the three months ended September 30, 2005 due to gain realized on the sale of land.

Nine Months Ended September 30:

•	During the first nine months of 2005, the Registrant received 1.99 acres of land from the North Carolina Department of Transportation with a fair market value of $390,109. This amount was recorded as other income. There was no receipt of land during the first nine months of 2006.

As of September 30, 2006, the Registrant has $258,405 in cash and short-term investments, which is sufficient to meet its needs during the next year. Cost of improvements payable to the Town of Cary will be approximately $160,500. The Registrant believes that this amount will be due in the near future and will be paid by the developer of the land. Since the Registrant is not developing the land, they have not paid for or are obligated to pay for these improvements at this time.

The Registrant maintains its excess funds in a money market account at CapStone Bank. The General Partner believes these accounts are an appropriate investment of the Registrant’s funds. Until its properties are sold, placed into development and/or refinanced, the Registrant anticipates deficits from operations and administrative expenses.

RECENT DEVELOPMENTS

On June 27, 2006, the Registrant entered into a purchase agreement with Singh Properties Co., L.L.C., for the sale of approximately 17.76 gross acres of the Martin Parcel for $5.50 per gross square foot. The purchase agreement required a deposit of $50,000 to be made by the purchaser within three days of acceptance of the purchase agreement. The purchaser made the deposit as required pursuant to the purchase agreement during the quarter ended June 30, 2006. Subsequent to the quarter ended September 30, 2006, the sale of the land was completed for a total purchase price of $4,212,445 with the Registrant receiving net proceeds of $4,129,863.

In a tender offer dated August 30, 2006, Mackenzie Patterson Fuller, L.P. and its affiliates offered to purchase 5,373 units of the Registrant at $550 per unit for a maximum cash sales price of $2,955,150. The tender offer expired on October 4, 2006. As of October 18, 2006, Mackenzie Patterson Fuller, L.P. and its affiliates reported to the Securities and Exchange Commission that a total of 49 units of the Registrant had been tendered and that, following such tender, Mackenzie Patterson Fuller, L.P. and its affiliates hold approximately 576 units of the Registrant.

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

Item 2. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 3. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (September 30, 2006), in ensuring that material information relating to the Registrant’s required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in Interest Rates

The Registrant’s business is sensitive to changes to interest rates. Generally, demand for real estate decreases when interest rates are high or increasing, and demand increases when interest rates are low or decreasing. Interest rates have increased slowly during 2006 yet remain low by historical standards. Further increases in interest rates could reduce the demand for land that the Registrant sells. A reduction in demand could materially adversely affect the Registrant’s profitability.

The Registrant currently invests most of its cash in a money market account at a local financial institution. The Registrant has exposure to changes in interest rates in that interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

The Registrant currently has no long-term debt; however, if the Registrant were to incur debt in the future, the Registrant would have exposure to changes in market rates. If the Registrant were to incur fixed rate debt, the Registrant would have exposure to changes in market rates at the time such debt matures in that a market interest rate higher than that on the maturing debt: (a) may lower the amount of proceeds secured from a refinancing, and (b) will decrease cash flow from future operations due to the higher interest rate. If the Registrant were to incur floating rate debt, the Registrant would also have exposure to changes in market rates in that with increases in market interest rates, interest costs on such debt would increase and cash flow from future operations would decrease when such floating rate debt is outstanding.

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

(h) Zoning and Other Regulations

The Registrant owns approximately 25 acres of undeveloped land. Changes in zonings or other regulations may prevent the Registrant from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect the Registrant’s ability to continue generating income from real estate sales and/or its ability to effect a bulk sale of all or substantially all of its assets. In addition, the changes in zoning or other regulations may require significant modifications to or the abandonment of the Registrant’s properties and/or require substantially greater expenditures by the Registrant than currently expected.

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

(l) FDIC Insurance Risk

The Registrant maintains its cash at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At September 30, 2006, the Registrant maintained cash balances $158,516 in excess of FDIC-insured amounts. In the event that the bank where the Registrant maintains its accounts becomes insolvent, the Registrant may lose some or all of such excess.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).

	Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

	Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).

	Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s current report filed on Form 8-K, dated April 20, 1995).

Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).

Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1996).

Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.11	Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).

Exhibit No. 10.12	Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 1997).

		Exhibit No. 10.13	Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

		Exhibit No. 10.14	Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).

		Exhibit No. 10.15	Agreement of Purchase and Sales, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 2002).

		Exhibit No. 10.16	Quitclaim Deed, dated January 25, 2005, between the North Carolina Department of Transportation and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 2005).

		Exhibit No. 10.17	Purchase Agreement, dated June 6, 2006, between Singh Properties Co., L.L.C and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 2006).

		Exhibit No. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit No. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit No. 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	Reports on Form 8-K.	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP (Registrant)

BY:	WALSMITH ASSOCIATES TWO,
General Partner

By:	/s/ Alton L. Smith III
Alton L. Smith III, General Partner

Date: November 7, 2006