Form 10-K
period 2006-12-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2007-03-29
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,900 Units outstanding as of March 28, 2007.

The Exhibit Index appears on Page 13.

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

On October 11, 2006, the Registrant sold 17.51 acres of the Martin Parcel to a third party under the terms of a Purchase Agreement between the Registrant and Singh of Spectrum, LLC. The total sales price for the property sold was $4,212,445. Commissions paid as a result of the sale of the property were $315,933 including $105,311 paid to Walsmith Associates Two, a general partner of the Registrant.

On November 22, 2006, the Registrant sold the remaining 7.45 acres of the Martin Parcel to KCD Coorsdale, LLC. The total sales price for the property sold was $1,682,486. Commissions paid as a result of the sale of the property were $126,186 including $42,062 paid to Walsmith Associates Two, a general partner of the Registrant.

As of November 22, 2006 all of the Martin Parcel was sold.

As of November 22, 2006, the Registrant did not own any real property.

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

(a) Changes in Interest Rates

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

(b) Environmental Matters – General

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

(c) Financial Covenants on Indebtedness

At December 31, 2006, the Registrant has no debt outstanding. Should the Registrant incur indebtedness in the future, required payments on such future indebtedness generally would not be reduced if the Registrant’s economic performance declines. If the Registrant’s economic performance declines, cash flow from operations would be reduced. Under such circumstances, the Registrant might not be able to sell some of its assets quickly enough to avoid default on any such future indebtedness. If debt service payments could not be made, the Registrant might sustain a loss or suffer judgments against the Registrant.

(d) FDIC Insurance Risk

The Registrant maintains its cash at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At December 31, 2006, the Registrant maintained cash balances of $2,225,783 in excess of FDIC-insured amounts. In the event that the bank where the Registrant maintains its accounts becomes insolvent, the Registrant may lose some or all of such excess.

(e) Structure as a Limited Partnership

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

Item 2.	Properties

As of November 22, 2006, the Registrant did not own any real property.

Item 3.	Legal Proceedings.

No material legal proceedings are pending against the Registrant or its properties.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by the limited partners of the Registrant during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a) The Registrant has no common stock. There is no established public trading market for the Units.

(b) The Registrant had 994 Limited Partners holding 5,900 Units as of December 31, 2006. The number of Limited Partners was determined by the Partnership’s records maintained by the General Partner. An affiliate of the General Partner owns 25 of these 5,900 units.

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

Item 6.	Selected Financial Data.

	2006	2005	2004	2003	2002
Summary of Operations:
Gain on sale of land	$1,750,074	$8,213	$-0-	$-0-	$-0-
Gain from land Acquisition	-0-	390,080	-0-	-0-	-0-
Other Income	46,866	1,634	872	1,885	1,719
Expenses	86,276	58,420	72,961	52,977	51,676
Net Income (Loss)	1,710,664	341,507	(72,089)	(51,092)	(49,957)
Net Income (Loss) per limited partnership unit:
From gain on sale of land	296.62	1.39	-0-	-0-	-0-
From gain on land Acquisition	-0-	66.11	-0-	-0-	-0-
From other operations	(6.68)	(9.62)	(12.22)	(8.66)	(8.47)

Total per unit	289.94	57.88	(12.22)	(8.66)	(8.47)
Distribution per unit	910.99	-0-	-0-	-0-	-0-
Selected Balances:
Cash and Short-Term Investments	377,243	250,459	4,559	95,214	168,822
Land held for Investment	-0-	3,678,897	3,594,592	3,594,592	3,594,592
Total Assets	378,381	3,956,301	3,603,255	3,694,070	3,767,514
Total Liabilities	209,282	102,483	90,944	109,669	132,022
General Partner’s equity	-0-	3,415	-0-	-0-	-0-
Limited Partners’ equity	169,099	3,850,403	3,512,311	3,584,400	3,635,492

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in net income of $1,710,664 during 2006 compared to net income of $341,507 during 2005 and a net loss of $72,089 during 2004. The primary differences between 2006 in comparison to 2005 and 2004 were:

2006 vs. 2005

•	During 2006, the Registrant sold its remaining undeveloped land. The amount sold in 2006 was higher than that sold in 2005, thus yielding a higher gain.

•	During 2006, operating expenses were higher than 2005 due to costs incurred during the sale of the land.

2006 vs. 2004

•	During 2006, the Registrant sold its remaining undeveloped land. No land was sold in 2004, thus income was higher in 2006.

•	During 2006, operating expenses were higher than 2004 due to costs incurred during the sell of the land.

As of November 22, 2006, the Registrant did not own any real property.

As of December 31, 2006, the Registrant has $377,244 in cash and short-term investments which is sufficient to meet its needs during the next year.

The Registrant maintains its excess funds in a money market account at Capstone Bank. The General Partner believes the account is an appropriate investment of the Registrant’s funds.

During 2006, the Registrant made total distributions of 5,395,383.

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

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include environmental and similar liabilities, future operating expenses and the adequacy of capital resources to meet future operating expenses, which are described herein and/or in documents incorporated by reference herein.

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

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

NAME	AGE	Business Experience During Past Five Years, Family Relationships and Directorships in Public Companies
Donald F. Walston	64	President since 1982, and founder of Howard Perry & Walston Realty, Inc., a residential real estate brokerage company located in the Research Triangle area of North Carolina.

Alton L. Smith, III	57	Mr. Smith is an officer and director of Trademark Properties, Inc. Mr. Smith is the brother of C. Stephen Smith

C. Stephen Smith	56	Mr. Smith is an independent commercial real estate broker. Mr. Smith is the brother of Alton L. Smith, III

To the knowledge of the Registrant, no person is the beneficial owner of more than 590 units, 10% of the outstanding Units.

Item 11.	Executive Compensation.

The Agreement of Limited Partnership of the Registrant (the “Partnership Agreement”) governs the amount of compensation payable to Walsmith Associates, Two, the General Partner of the Registrant.

Each year any portion of the properties of the Registrant remained undeveloped, the Registrant pays the General Partner an annual $3,000 management fee.

If any portion of the Registrant’s properties were developed by the Registrant, the Registrant would pay the General Partner a 3% development fee based upon the cost of improvements, net of land. No amounts were paid to the General Partner as a development fee during the year ended December 31, 2006.

The Registrant may also pay personnel engaged by or on its behalf to coordinate or supervise development, construction and operational activities, including partners and employees of its General Partner. The Registrant has hired an outside accounting firm for all other record keeping such as securities law filings and maintenance of the partnership database.

The Partnership Agreement calls for the General Partner to be allocated a minimum of 1% of the gain from the sale of property. The General Partner receives cash to the extent it is allocated income. (See Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Upon the sale of the Martin Parcel the General Partner was to be paid a broker listing fee of up to five (5%) percent of the sales price if the sale is to a party unaffiliated with the General Partner. If the property was sold by a broker unaffiliated with the General Partner, the Registrant may also pay the unaffiliated broker a two and one-half (2 1/2%) percent broker-reallowance fee. The Registrant paid broker listing fees in the amount of $442,119 during the year ended December 31, 2006, including $142,373 paid to the General Partner.

No other amounts were paid for services during the year ended December 31, 2006 to the General Partner or any of its partners or employees.

If the Registrant operates developed projects, the General Partner would receive standard leasing commissions and standard property management fees. No amounts were paid during the year ended December 31, 2006.

The General Partner receives cash to the extent it is allocated income. Pursuant to the Partnership Agreement, the General Partner is allocated 1% of each material item of Partnership income, gain, loss, deduction, or credit. Otherwise all distributions are to the limited partners until such time as these distributions equal their original capital contributions plus an additional return of 10% per annum simple interest on their outstanding capital contribution (original contributions as reduced by any prior distributions). Thereafter, Partnership distributions will be allocated 10% to the General Partner and 90% to the limited partners. During 2006, the General Partner was allocated total distributions of $20,522. $17,107 of this amount remains unpaid as of December 31, 2006.

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

(a) As of March 28, 2007, no person was known by the Registrant to beneficially own more than 5% of the Units. The table set forth below indicates the ownership of units by certain general partners of the General Partner as of December 31, 2006:

Title	Name & Address	Amount and Nature	Percent of Class
Limited Partnership Unit	Alton L. Smith III 4000 Blue Ridge Road, Suite 100	25 units (1)	*
Raleigh, NC 27612

*	Indicates less than 1%.
(1)	Held in trust for Mr. Smith’s children. Mr. Smith serves as trustee of the trust.

(b)	As a limited partnership, the Registrant has no officers and directors, although Alton L. Smith, III, a general partner of the General Partner, serves the Registrant in the role of its principal financial “officer”. The General Partner has contributed $1,000 to the Registrant’s capital account; however, this contribution is not treated as the equivalent of a Unit of limited partnership interest. The General Partner’s contribution constitutes less than 1% of the total capital contributed to the Registrant. Walston, Smith and Smith are general partners of the General Partner. Alton L. Smith III beneficially owns 25 units through a trust, for which he serves as trustee. Neither Mr. Walston nor Mr. C. Stephen Smith beneficially owns any units of the Registrant.

Item 13.	Certain Relationships and Related Transactions and Director Independence

See Item 11 “Executive Compensation.”

The Registrant has no directors or executive officers. The Registrant is managed, and its investment decisions are made, by the general partners of the General Partner.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Lynch & Howard, P.A., for the audit of the Registrant’s annual financial statements for 2005 and 2006, fees billed for tax and other services rendered by Thomas, Judy & Tucker, P.A., and general accounting services rendered by Mary Ann Orr.

	2005	2006
Audit fees	$6,550	$8,700

Tax fees (1)	$2,300	$3,500

All other fees	$7,548	$15,494

(1)	Tax fees consisted primarily of amounts billed for preparation of the annual tax return.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	List of Financial Statements:

See “List of Financial Statements.”

(2)	List of Financial Statement Schedules: All schedules are omitted as they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibit Index. All exhibits are incorporated by reference.

(b)	No Current Report on Form 8-K was filed during the quarter ended December 31, 2006.

(c)	The following exhibits have been filed by the Registrant with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (File Number 0-15571) and are incorporated herein by reference:

Exhibit No. 3.1	Amended Agreement of Limited Partnership of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).

Exhibit No. 10.1	Purchase Agreement between Registrant and Walsmith Associates regarding the Martin Parcel (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 1986).
Exhibit No. 10.2	Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of January 24, 1986, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 6A to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 1989).
Exhibit No. 10.3	Agreement between the North Carolina Department of Transportation and Walsmith Associates (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).
Exhibit No. 10.4	Assignment and Assumption Agreement between the Registrant and Walsmith Associates (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).
Exhibit No. 10.5	Amendment to Offer to Purchase and Contract for the Sale and Purchase of Real Estate, dated as of February 1, 1990, between Wellington Park Associates and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report filed on Form 10-K for the period ended December 31, 1989).
Exhibit No. 10.6	Agreement for the Purchase and Sale of Real Estate, dated as of April 20, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated April 20, 1995).
Exhibit No. 10.7	First Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of August 9, 1995, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit C to the Registrant’s Current Report filed on Form 8-K, dated August 9, 1995).
Exhibit No. 10.8	Second Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of April 19, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 28.5 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended

March 31, 1996).
Exhibit No. 10.9	Third Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 10, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).
Exhibit No. 10.10	Fourth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September, 1996, between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).
Exhibit No. 10.11	Fifth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 27, 1996, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on Form 8-K, dated September 25, 1996).
Exhibit No. 10.12	Sixth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated as of September 12, 1997, between Wellington Center Associates, LLC, ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended September 30, 1997).
Exhibit No. 10.13	Letter Agreement to amend the Agreement for the Purchase and Sale of Real Estate, dated December 12, 1997 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).
Exhibit No. 10.14	Eighth Amendment to the Agreement for the Purchase and Sale of Real Estate, dated March 24, 1998 between Churchill & Banks, Ltd., ADA Corporation of North Carolina, and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 1998).
Exhibit No. 10.15	Agreement of Purchase and Sale, dated October 29, 2002, between Valterra Holdings, LLC and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s

Annual Report filed on Form 10-K for the period ended December 31, 2002).
Exhibit No. 10.16	Quitclaim Deed, dated January 25, 2005, between the North Carolina Department of Transportation and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended March 31, 2005).
Exhibit No. 10.17	Purchase Agreement, dated June 6, 2006, between Singh Properties Co., LLC and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q for the period ended June 30, 2006).
Exhibit No. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(d) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements attached hereto or notes thereto.

ANNUAL REPORT ON FORM 10-K

ITEMS 8 AND 14 (a) (1)

FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2006

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

RALEIGH, NORTH CAROLINA

Form 10-K—Items, 8, 14 (a) (1) and (2) and (d)

CAROLINA INVESTMENT PARTNERS, LIMITED PARTNERSHIP

December 31, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Carolina Investment Partners Limited Partnership

Raleigh, North Carolina

We have audited the accompanying balance sheets of Carolina Investment Partners Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Investment Partners Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Lynch & Howard, P.A.

Raleigh, North Carolina

February 26, 2007

Exhibit A

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

BALANCE SHEETS

ASSETS

	December 31
	2006	2005
ASSETS:
Cash	$99,424	$—
Short-term investments	277,819	250,459
Land held for investment (Note 4)	—	3,678,897
Accounts receivable	—	22,841
Accounts receivable - related party	1,138	4,104

	$378,381	$3,956,301

LIABILITIES AND PARTNERS’ EQUITY
LIABILITIES:
Cash overdraft	$—	$20,567
Accounts payable - trade	31,484	15,960
Accounts payable - related party	17,107	—
Distributions not claimed by limited partners	160,691	65,956

Total Liabilities	209,282	102,483

PARTNERS’ EQUITY:
General Partner’s equity	—	3,415
Limited partners’ equity - 5,900 units authorized, issued and outstanding	169,099	3,850,403

Total Partners’ Equity	169,099	3,853,818

	$378,381	$3,956,301

The Notes to Financial Statements are an integral part of this statement.

Exhibit B

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
REVENUES:
Gain on sale of land	$1,750,074	$8,213	$—
Gain from land acquisition	—	390,080	—
Interest and other income	46,866	1,634	872

Total Revenues	1,796,940	399,927	872

OPERATING EXPENSES:
General and administrative expenses	83,276	55,420	69,961

Related party expenses (Note 3)	3,000	3,000	3,000

Total Operating Expenses	86,276	58,420	72,961

NET INCOME (LOSS)	$1,710,664	$341,507	$(72,089)

ALLOCATION OF NET INCOME (LOSS) (Note 2):
To General Partner	$17,107	$3,415	$—
To Limited Partners	1,693,557	338,092	(72,089)

	$1,710,664	$341,507	$(72,089)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
(Based on 5,900 weighted average limited partnership units outstanding during each year) From other operations	$287	$57	$(12)

The Notes to Financial Statements are an integral part of this statement.

Exhibit C

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at December 31, 2003	5,900	$—	$3,584,400	$3,584,400
Net loss for 2004	—	—	(72,089)	(72,089)

Balance at December 31, 2004	5,900	$—	$3,512,311	$3,512,311
Net income for 2005	—	3,415	338,092	341,507

Balance at December 31, 2005	5,900	$3,415	$3,850,403	$3,853,818
Net income for 2006	—	17,107	1,693,557	1,710,664
Distributions for 2006	—	(20,522)	(5,374,861)	(5,395,383)

Balance at December 31, 2006	5,900	$—	$169,099	$169,099

The Notes to Financial Statements are an integral part of this statement.

Exhibit D

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,710,664	$341,507	$(72,089)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of land	(1,750,074)	(8,213)	—
Gain from land acquisition	—	(390,080)	—
Changes in operating assets and liabilities:
Accounts receivable	22,841	(22,841)	—
Accounts receivable - related party	2,966	—	(2)
Prepaid expense	—	—	162
Accounts payable - trade	15,524	2,715	619
Accounts payable - related party	17,107	(10,423)	10,423
Distributions not claimed by limited partners	94,735	(1,320)	(29,767)

Net Cash Provided By (Used In) Operating Activities	113,763	(88,655)	(90,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land	5,769,185	314,017	—
Payments for capitalized costs	(340,214)	(29)	—

Net Cash Provided By Investing Activities	5,428,971	313,988	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(5,395,383)	—	—

NET INCREASE (DECREASE) IN CASH	147,351	225,333	(90,654)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	229,892	4,559	95,213

CASH AND CASH EQUIVALENTS - END OF YEAR	$377,243	$229,892	$4,559

Supplemental Disclosure of Cash Flows Information:

Cash and cash equivalents:
Cash	$99,424	$—	$4,297
Short-term investments	277,819	250,459	262
Cash overdraft	—	(20,567)	—

	$377,243	$229,892	$4,559

The Notes to Financial Statements are an integral part of this statement.

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

F-6

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Net loss is allocated 10% to the General Partner and 90% to the limited partners. The Partnership Agreement provides that no partner’s capital account balance shall be less than zero. For purposes of the allocation, net income or net loss is the amount recognized by the Partnership for federal income tax purposes, excluding gains or losses from the disposition of land. For the years ended December 31, 2006, 2005 and 2004 there were no material differences between net income (loss) as reported for financial statement and federal income tax purposes.

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

F-6

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

(3)	RELATED PARTY TRANSACTIONS

The Partnership Agreement allows the General Partner to receive a broker listing fee of up to 5% of the sales price for all properties sold by the Partnership to unaffiliated buyers. During the years ended December 31, 2006, 2005 and 2004 the Partnership paid a commission in the amount of $147,373, $6,977, and $0 to the General Partner. These commissions for 2006 and 2005 were 2.5% and 2.0%, respectively.

The Partnership Agreement allows the Partnership to pay the General Partner a $3,000 annual management fee while the properties are in an undeveloped state. Amounts payable to related parties for unpaid distributions at December 31, 2006 and 2005 were $17,107 and $0, respectively.

Accounts receivable - related party included on Exhibit A consists of income taxes paid on behalf of out-of-state partners and an overpayment of interest on a note payable to the General Partner. This receivable will be offset against the next cash distribution.

(4)	LAND HELD FOR INVESTMENT

In June 1986, the Partnership purchased for approximately $3,080,200 an undeveloped 26.7 acre parcel of land in Cary, NC, known as the Martin Parcel, from an affiliate of the General Partner. An additional $514,392 was spent for highway interchange construction costs and for capitalized appraisal, survey, and closing costs. Subsequent to the purchase of the land, approximately 1.6 acres were used in the highway interchange and approximately 4.2 acres were designated as a buffer zone. As of December 31, 2006, all of the Martin parcel had been sold.

F-6

CAROLINA INVESTMENT PARTNERS

LIMITED PARTNERSHIP

Raleigh, North Carolina

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

(5)	LAND SALES

2005

In November 2002, the Partnership entered into an agreement to sell approximately 2.5 acres of the Martin Parcel with an option to sell an additional 6.84 acres. During 2005, the sale of approximately two acres under this agreement was closed, resulting in a gain to the Partnership of $8,213. Also during 2005, the North Carolina Department of Transportation deeded approximately two acres to the Partnership. Pursuant to APB Opinion No. 29, Accounting for Nonmonetary Transactions, the receipt of this land was recorded at fair market value at the time of the transfer and is reported in Exhibit B as “Gain from land acquisition.”

2006

On October 11, 2006, the Partnership sold 17.5 acres of land to an unrelated party. The total sales price for the property sold was $4,212,445. Commissions paid as a result of the sale of the property were $315,933, which included $105,311 paid to Walsmith Associates II as the General Partner of the Partnership and $105,311 paid to another related party of the Partnership.

On November 22, 2006, the Partnership sold the remaining 7.45 acres to another unrelated party. The total sales price for the property was $1,682,486. Commissions paid as a result of the sale of the property were $126,186, which included $42,062 paid to Walsmith Associates II as the General Partner of the Partnership and $33,650 paid to another related party of the Partnership.

These two sales resulted in a gain to the Partnership of $1,750,074.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2007.

CAROLINA INVESTMENT PARTNERS

By:	WALSMITH ASSOCIATES TWO,
General Partner

By:	/s/ Alton L. Smith, III
Alton L. Smith, III
General Partner and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Donald F. Walston	General Partner of Walsmith	March 28, 2007
Associates Two, general partner of the Registrant

/s/ Alton, L. Smith, III	General Partner of Walsmith	March 28, 2007
Associates Two, general partner of the Registrant

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement has been or will be sent to the Limited Partners of the Registrant.