Form 10-Q
period 2007-03-31
CAROLINA INVESTMENT PARTNERS LIMITED PARTNERSHIP
filed 2007-05-04
CIK 789457

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Information

a)	Income Statement

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2007	2006
Interest and other income	$3,523	$362

Total Income	3,523	362

General and Administrative expenses	2,900	10,399

NET INCOME (LOSS)	$623	$(9,977)

Allocation of net income (loss) to:
General Partner:
From other operations	$6	$-0-

Total to General Partner	6	-0-

Limited Partners:
From other operations	617	(9,977)

TOTAL ALLOCATION	$623	$(9,977)

Net income (loss) per limited partnership unit (based on 5,900 weighted average limited partnership units outstanding):
From other operations	$.11	$(1.69)

TOTAL PER UNIT	$.11	$(1.69)

See notes to unaudited financial statements.

b)	Balance Sheets

BALANCE SHEETS

	March 31,2007 (Unaudited)	December 31,2006 (Audited)

ASSETS
Cash	$36,303	$99,424
Short-term investments	281,176	277,819

CASH AND CASH EQUIVALENTS	317,479	377,243

Accounts receivable – related party	1,138	1,138

TOTAL ASSETS	$318,617	$378,381

LIABILITIES AND PARTNERS’ EQUITY
Trade accounts payable and other accrued liabilities	$20,128	$31,484
Accounts payable – related party	-0-	17,107
Distributions not claimed by limited partners	128,767	160,691

TOTAL LIABILITIES	$148,895	$209,282

PARTNERS’ EQUITY
General partner’s equity	$6	$-0-
Limited partners’ equity; 5,900 units authorized, issued, and outstanding	169,716	169,099

TOTAL PARTNERS’ EQUITY	$169,722	$169,099

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$318,617	$378,381

See notes to unaudited financial statements.

c)	Statements of Changes in Partners’ Capital

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (Unaudited)

	Limited Partnership Units	General Partner’s Equity	Limited Partners’ Equity	Total
Balance at January 1, 2007	5,900	$-0-	$169,099	$169,099
Net income for the Three months ended March 31, 2007		6	617	623

BALANCE AT MARCH 31, 2007	5,900	$6	$169,716	$169,722

Balance at January 1, 2006	5,900	$3,415	$3,850,403	$3,853,818

Net income for the Three months ended March 31, 2006		-0-	(9,977)	(9,977)

BALANCE AT MARCH 31, 2006	5,900	$3,415	$3,840,426	$3,843,841

See notes to unaudited financial statements.

d)	Statements of Changes in Financial Position

STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$623	$(9,977)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – related party	-0-	(78)
Increase (decrease) in trade accounts payable and distributions not claimed by limited partners	(43,280)	3,794
Increase (decrease) in accounts payable – related party	(17,107)	750

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(59,764)	(5,511)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,764)	(5,511)

Cash and cash equivalents at beginning of period	377,243	229,892

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$317,479	$224,381

Supplemental disclosures of cash flow information

Cash paid for interest during the three months ended March 31, was $0 in 2007 and $0 in 2006.

See notes to unaudited financial statements.

e)	Notes to Financial Statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Carolina Investment Partners, Limited Partnership (the “Registrant”), was organized in 1985 to invest in real property which it will sell or lease undeveloped or develop into office or commercial projects. Walsmith Associates Two, a North Carolina general partnership, is the general partner (the “General Partner”).

Basis of Presentation:

The accompanying March 31, 2007 financial statements of the Registrant are unaudited. In the opinion of the General Partner, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

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

On October 11, 2006, the Registrant sold 17.51 acres of the Martin Parcel to a third party under the terms of a Purchase Agreement between the Registrant and Singh Spectrum, LLC. The total sales price of the property was $4,212,445. Commissions paid as a result of the sale of the property were $315,933 including $105,311 paid to Walsmith Associates Two, a general partner of the Registrant.

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

At March 31, 2007, the Registrant did not own any real property nor have any plans to purchases any real property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant’s operations resulted in a net income of $623 during the quarter ended March 31, 2007 compared to a net loss of $9,977 during the same period of 2006. The primary differences between 2007 and 2006 were:

•	The Registrant was in the process of effectively ceasing operations and did not incur routine operating expenses during 2007.

As of March 31, 2007, the Registrant did not own any real property.

As of March 31, 2007, the Registrant has $317,479 in cash and short-term investments which is sufficient to meet its needs until the Registrant has completely ceased operations.

The Registrant maintains its excess funds in a money market account at CapStone Bank. The General Partner believes these accounts are an appropriate investment of the Registrant’s funds.

RECENT DEVELOPMENTS

At March 31, 2007, the Registrant did not own any real property, nor does it have any plans to purchase real property. The Registrant is in the process of ceasing operations. Once all expenses are paid that are incurred during the closing period of the Registrant, all remaining available cash will be distributed to the partners. Currently, the bank accounts are being left open in order for all outstanding distribution checks and any additional distribution and operating expense checks written to clear. After a reasonable period, these accounts will be closed and the remaining funds will be escheated to the state of North Carolina.

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

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act) was carried out under the supervision and with the participation of the Registrant’s management, including the general partner of Walsmith Associates Two, which is the general partner of the Registrant. Based on that evaluation, the general partner has concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report (March 31, 2007), in ensuring that material information relating to the Registrant’s required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Registrant’s management, including the Registrant’s general partner, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Registrant’s internal controls over financial reporting during the Registrant’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II

Item 5.	Risk Factors

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

At March 31, 2007, the Registrant has no debt outstanding. Should the Registrant incur indebtedness in the future, required payments on such future indebtedness generally would not be reduced if the Registrant’s economic performance declines. If the Registrant’s economic performance declines, cash flow from operations would be reduced. Under such circumstances, the Registrant might not be able to sell some of its assets quickly enough to avoid default on any such future indebtedness. If debt service payments could not be made, the Registrant might sustain a loss, suffer foreclosure by a mortgage, or suffer judgments against the Registrant.

(d)	FDIC Insurance Risk

The Registrant maintains its cash at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At March 31, 2007, the Registrant maintained cash balances of $718,091 in excess of FDIC-insured amounts. In the event that the bank where the Registrant maintains its accounts becomes insolvent, the Registrant may lose some or all of such excess.

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

Date: May 3, 2007